Form 10QSB
period 1995-06-30
UNITED INVESTORS GROWTH PROPERTIES II
filed 1995-08-10
CIK 862114

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT

                    For the transition period.........to.........

                           Commission file number 0-19242


                        UNITED INVESTORS GROWTH PROPERTIES II
          (Exact name of small business issuer as specified in its charter)


            Missouri                                           43-1542902
      (State or other jurisdiction of                        (IRS Employer
      incorporation or organization)                       Identification No.)

      One Insignia Financial Plaza, P.O. Box 1089
         Greenville, South Carolina                                   29602
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (803) 239-1000



      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)                UNITED INVESTORS GROWTH PROPERTIES II

                             CONSOLIDATED BALANCE SHEET
                                     (Unaudited)

                                    June 30, 1995




       Assets

            Cash and cash equivalents:
               Unrestricted                                           $  495,509

               Restricted-tenant security deposits                        46,075

            Escrows for taxes and insurance                               36,439

            Restricted escrow                                             62,450
            Other assets                                                 136,125

            Investment properties:

               Land                                  $ 1,071,000

               Buildings and related personal
                 property                              6,923,414
                                                       7,994,414

               Less accumulated depreciation           ( 832,539)      7,161,875

            Investment in joint venture                                   10,657

                                                                      $7,949,130
       Liabilities and Partners' Capital (Deficit)

       Liabilities

            Accounts payable                                          $   13,252

            Tenant security deposits                                      44,956
            Accrued taxes                                                 57,416

            Other liabilities                                             51,375

            Mortgage notes payable                                     5,063,231

       Partners' Capital (Deficit)
            General partner                           $  (11,638)

            Limited partners (20,661 units issued
             and outstanding)                          2,730,538       2,718,900


                                                                      $7,949,130

             See Accompanying Notes to Consolidated Financial Statements

      b)                UNITED INVESTORS GROWTH PROPERTIES II

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                         Three Months Ended           Six Months Ended
                                               June 30,                   June 30,

                                          1995         1994           1995         1994
       Revenues:

          Rental income                $ 356,926     $350,830      $715,546      $686,098

          Other income                    20,400       12,996        37,648        30,050
                Total revenues           377,326      363,826       753,194       716,148

       Expenses:

          Operating                       92,645       86,575       171,748       160,829

          General and administrative      17,331       16,765        32,557        28,003
          Property management fees        18,350       17,916        36,848        36,093

          Maintenance                     48,052       33,491        64,363        55,799

          Depreciation                    71,224       68,373       141,247       136,148

          Interest                       117,917      119,140       236,150       238,569
          Property taxes                  34,425       26,129        61,369        50,669

                Total expenses           399,944      368,389      $744,282       706,110

       Equity in net loss of joint
          venture                        (13,842)     (16,030)      (27,403)      (33,877)

          Net loss                     $ (36,460)    $(20,593)     $(18,491)    $ (23,839)
       Net loss allocated to general
          partner (1%)                 $    (365)    $   (206)     $   (185)    $    (238)

       Net loss allocated to limited
          partners (99%)                 (36,095)     (20,387)      (18,306)      (23,601)

                                       $ (36,460)    $(20,593)     $(18,491)     $(23,839)

       Net loss per limited
          partnership unit             $   (1.75)    $   (.99)     $   (.89)     $  (1.14)


             See Accompanying Notes to Consolidated Financial Statements

      c)                UNITED INVESTORS GROWTH PROPERTIES II

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)






                                          Limited
                                        Partnership   General      Limited
                                            Units    Partners      Partners        Total


       Original capital contributions       20,661    $   100    $5,165,250    $5,165,350
       Partners' capital (deficit)
          at December 31, 1994              20,661   $(10,310)   $2,862,046    $2,851,736

       Partners' distributions                  --     (1,143)     (113,202)     (114,345)

       Net loss for the six months
          ended June 30, 1995                   --       (185)      (18,306)      (18,491)

       Partners' capital (deficit)
          at June 30, 1995                  20,661   $(11,638)   $2,730,538    $2,718,900

             See Accompanying Notes to Consolidated Financial Statements

      d)                UNITED INVESTORS GROWTH PROPERTIES II

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)




                                                             Six Months Ended
                                                                  June 30,

                                                              1995            1994
       Cash flows from operating activities:

          Net loss                                          $(18,491)       $(23,839)
          Adjustments to reconcile net loss to
             net cash provided by operating
             activities:

             Equity in net loss of joint venture              27,403          33,877

             Depreciation                                    141,247         136,148

             Amortization of loan costs                       11,677          11,677
             Change in accounts:

              Restricted cash                                 (2,947)          1,990

               Escrows for taxes and insurance               (20,455)         13,491

               Other assets                                   (9,536)         (8,688)
               Accounts payable                              (10,294)         (4,388)

              Tenant security deposit liabilities              2,093          (1,990)

               Accrued property taxes                         30,921          (8,283)

               Other liabilities                              21,154           4,314
                  Net cash provided by operating
                      activities                             172,772         154,309

       Cash flows from investing activities:

          Property improvements and replacements             (30,853)        (17,689)

          Advances to joint venture                           (8,000)        (16,480)
          Deposits to restricted escrow                       (7,800)         (9,100)

                  Net cash used in
                      investing activities                   (46,653)        (43,269)





             See Accompanying Notes to Consolidated Financial Statements

                   UNITED INVESTORS GROWTH PROPERTIES II

                               (Unaudited)




                                                             Six Months Ended
                                                                 June 30,

                                                             1995            1994
       Cash flows from financing activities:

          Partners' distributions                         $(114,345)       $(63,026)
          Payments on mortgage notes payable                (29,103)        (26,684)

             Net cash used in financing
                  activities                               (143,448)        (89,710)

       Net (decrease) increase in cash                      (17,329)         21,330

       Cash at beginning of period                          512,838         511,312
       Cash at end of period                              $ 495,509        $532,642

       Supplemental disclosure of cash
          flow information:

          Cash paid for interest                          $ 224,473        $226,392




             See Accompanying Notes to Consolidated Financial Statements

      e)                UNITED INVESTORS GROWTH PROPERTIES II

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


      Note A - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

         Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


      Note B - Basis of Accounting

         The financial statements include the Partnership's operating division, Stone Ridge Apartments. The Partnership also owns a 99.99% interest and is the sole general partner in Riverwalk Apartments Limited Partnership ("Riverwalk"). An unaffiliated individual is the sole limited partner. The Partnership consolidates its interest in Riverwalk (whereby all accounts are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated). The minority interest of the limited partner is not material. In addition, the Partnership owns a 40% interest in Renaissance Village Associates ("Renaissance"). The Partnership reflects its interest in Renaissance utilizing the equity method whereby the original investment is increased by advances to Renaissance and the Partnership's share of the earnings of Renaissance and decreased by distributions from Renaissance and the Partnership's share of losses of Renaissance.


      Note C - Repurchase of Units

         The partnership agreement for the Partnership contains a provision which states that the General Partner shall purchase up to 10% of the limited partnership Units outstanding at the fifth anniversary date of the last Additional Closing Date. Any Limited Partner desiring to sell all or any of his Units to the General Partner must submit a written request to the General Partner beginning 30 days prior to the fifth anniversary date.

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1995 and 1994:

                                                             Average
                                                            Occupancy


                                                         1995        1994
       Riverwalk
          Houston, Texas                                 98%          94%

       Stone Ridge
          Overland Park, Kansas                          96%          98%

         The General Partner attributes the increase in occupancy at Riverwalk to a reduction in the number of tenants purchasing homes due to increasing interest rates and the strong competitive position of the property resulting from the property's excellent curb appeal and location.

           The Partnership incurred a net loss of $18,491 for the six months ended June 30, 1995, compared to a net loss of $23,839 for the corresponding period in 1994. The net loss for the three months ended June 30, 1995, was $36,460 compared to a net loss of $20,593 for the three months ended June 30, 1994. The decrease in net loss was primarily due to the increase in rental revenues at Riverwalk Apartments due to the occupancy increase discussed above and increased rental rates. Despite a drop in occupancy, rental revenues at Stone Ridge also increased due to an increase in rental rates at the property. Partially offsetting these revenue increases was an increase in insurance premiums at both properties and an increase in maintenance expenses from swimming pool repairs at Riverwalk. Riverwalk experienced higher real estate taxes in 1995 due to a tax value assessment increase of approximately $413,000 at the end of 1994.

         As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

          At June 30, 1995, the Partnership had unrestricted cash of $495,509 compared to $512,838 at December 31, 1994. Net cash provided by operating activities increased as a result of an increase in rental revenues as discussed above. Net cash used in financing activities increased due to increased partners' distributions made in the six months ended June 30, 1995, compared to the corresponding period in 1994.

         The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $5,063,231 matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Cash distributions of $154,853 were made during fiscal year 1994 and cash distributions of $114,345 were made during the first six months of 1995.

                       PART II - OTHER INFORMATION



     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


              a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

              b)  Reports on Form 8-K:

                  None filed during the quarter ended June 30, 1995.

                                     SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    UNITED INVESTORS GROWTH PROPERTIES II

                                    (A Missouri Limited Partnership)

                                    By:   United Investors Real Estate, Inc.,
                                          a Delaware corporation, its General
                                          Partner




                                    By:   /s/Carroll D. Vinson
                                          Carroll D. Vinson
                                          President





                                    By:   /s/Robert D. Long, Jr.

                                          Controller and Principal
                                          Accounting Officer


                                    Date:  August 10, 1995