Form 10QSB
period 1995-09-30
UNITED INVESTORS GROWTH PROPERTIES II
filed 1995-11-13
CIK 862114

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


                For the quarterly period ended September 30, 1995


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                               September 30, 1995

 Assets
   Cash and cash equivalents:
     Unrestricted                                               $  497,964
     Restricted-tenant security deposits                            44,611
   Accounts receivable                                               3,169
   Escrows for taxes and insurance                                  71,121
   Restricted escrow                                                66,350
   Other assets                                                    123,867
   Investment properties:
     Land                                      $ 1,071,000
     Buildings and related personal property     6,936,783
                                                 8,007,783

     Less accumulated depreciation               ( 903,965)      7,103,818

   Investment in joint venture (Note D)                             66,438

                                                                $7,977,338

 Liabilities and Partners' Capital
 Liabilities
   Accounts payable                                             $    8,651
   Tenant security deposits                                         44,507
   Accrued taxes                                                    84,305
   Other liabilities                                                56,959
   Mortgage notes payable                                        5,048,199

Partners' Capital
   General partner                             $       541
   Limited partners (20,661 units issued
    and outstanding)                             2,734,176       2,734,717

                                                                $7,977,338

[FN]
           See Accompanying Notes to Consolidated Financial Statements


b)                    UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three Months Ended         Nine Months Ended
                                      September 30,             September 30,
                                   1995        1994           1995         1994
 Revenues:
    Rental income                $365,489    $349,079     $1,081,035   $1,035,177
    Other income                   19,156      18,966         56,804       49,016
          Total revenues          384,645     368,045      1,137,839    1,084,193
 Expenses:
    Operating                      76,102      83,441        247,850      244,270
    General and administrative     17,752      12,426         50,309       40,429
    Property management fees       18,929      18,144         55,777       54,237
    Maintenance                    28,755      37,454         93,118       93,253
    Depreciation                   71,426      69,816        212,673      205,964
    Interest                      117,594     118,844        353,744      357,413
    Property taxes                 26,889      24,540         88,258       75,209
          Total expenses          357,447     364,665     $1,101,729    1,070,775

 Equity in net income (loss)
    of joint venture               45,781     (24,899)        18,378      (58,776)

    Net income (loss)            $ 72,979    $(21,519)    $   54,488   $  (45,358)

 Net income (loss) allocated
    to general partner           $ 12,751    $   (215)    $   12,566   $     (454)
 Net income (loss) allocated
    to limited partners            60,228     (21,304)        41,922      (44,904)

                                 $ 72,979    $(21,519)    $   54,488   $  (45,358)

 Net income (loss) per limited
    partnership unit             $   2.92    $  (1.03)    $     2.03   $    (2.17)

[FN]
           See Accompanying Notes to Consolidated Financial Statements


c)                    UNITED INVESTORS GROWTH PROPERTIES II

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                    Limited
                                  Partnership   General      Limited
                                     Units      Partners     Partners        Total

 Original capital contributions      20,661    $    100    $5,165,250    $5,165,350
 Partners' capital (deficit)
    at December 31, 1994             20,661    $(10,310)   $2,862,046    $2,851,736
 Partners' distributions                 --      (1,715)     (169,792)     (171,507)
 Net income for the nine months
    ended September 30, 1995             --      12,566        41,922        54,488
 Partners' capital at
    September 30, 1995               20,661    $    541    $2,734,176    $2,734,717


[FN]
           See Accompanying Notes to Consolidated Financial Statements

d)                    UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                         1995            1994
 Cash flows from operating activities:
    Net income (loss)                                 $  54,488       $ (45,358)
    Adjustments to reconcile net income (loss) to
       net cash provided by operating
       activities:
       Equity in net income (loss) of joint venture     (18,378)         58,776
       Depreciation                                     212,673         205,964
       Amortization of loan costs                        17,515          17,515
       Change in accounts:
        Restricted cash                                  (1,483)          2,070
        Accounts receivable                              (2,009)          1,943
        Escrows for taxes and insurance                 (55,137)        (15,116)
        Other assets                                     (4,276)         (5,132)
        Accounts payable                                (14,895)          3,888
        Tenant security deposit liabilities               1,644          (2,070)
        Accrued property taxes                           57,810          16,256
        Other liabilities                                26,738          28,642

            Net cash provided by operating
                activities                              274,690         267,378

 Cash flows from investing activities:
    Property improvements and replacements              (44,222)        (29,754)
    Advances to joint venture                           (18,000)        (25,680)
    Deposits to restricted escrow                       (11,700)        (13,000)

            Net cash used in
                investing activities                    (73,922)        (68,434)

 Cash flows from financing activities:
    Partners' distributions                            (171,507)        (97,670)
    Payments on mortgage notes payable                  (44,135)        (40,466)

            Net cash used in financing
                activities                             (215,642)       (138,136)

 Net (decrease) increase in cash                        (14,874)         60,808

 Cash at beginning of period                            512,838         511,312

 Cash at end of period                                $ 497,964       $ 572,120

 Supplemental disclosure of cash flow information:
    Cash paid for interest                            $ 336,229       $ 339,898

[FN]

           See Accompanying Notes to Consolidated Financial Statements



e)                    UNITED INVESTORS GROWTH PROPERTIES II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note B - Basis of Accounting

   The financial statements include the Partnership's only directly-owned property, Stone Ridge Apartments, as well as a 99.99% interest in Riverwalk Apartments Limited Partnership ("Riverwalk"). An unaffiliated individual is the sole limited partner. The Partnership consolidates its interest in Riverwalk (whereby all accounts are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated). The minority interest of the limited partner is not material to the Partnership. In addition, the Partnership owns a 40% interest in Renaissance Village Associates ("Renaissance"). The Partnership reflects its interest in Renaissance utilizing the equity method whereby the original investment is increased by advances to Renaissance and the Partnership's share of the earnings of Renaissance and decreased by distributions from Renaissance and the Partnership's share of losses of Renaissance. During the third quarter of 1995, Renaissance Village Apartments was sold by Renaissance (see Note D).

   Pursuant to the terms in the Partnership Agreement, net income and net loss for each fiscal year shall be allocated 99% to the limited partners and 1% to the General Partner.

   Gain from a sale shall be allocated as follows: (a) first to each partner who has a negative capital account, an amount equal to (or in proportion to if less than) such partner's negative capital account balance and (b) second, 99% to the limited partners and 1% to the General Partner, until each limited partner has been allocated an amount equal to (or in proportion to if less than) the excess, if any, of such limited partner's adjusted capital investment over his capital account.


Note B - Basis of Accounting (continued)

   Loss from a sale shall be allocated as follows: (a) first to each partner who has a positive capital account, an amount equal to (or in proportion to if less than) such partner's positive capital account balance and (b) second, 99% to the limited partners and 1% to the General Partner.

   Anything in the Partnership Agreement to the contrary notwithstanding, the interests of the General Partner, in the aggregate, in each material item of income, gain, loss deduction and credit of the Partnership will be equal to at least 1% of each such item at all times during the existence of the Partnership.

Note C - Repurchase of Units

   The partnership agreement for the Partnership contains a provision which states that the General Partner shall purchase up to 10% of the limited partnership Units outstanding at the fifth anniversary date of the last Additional Closing Date. Any Limited Partner desiring to sell all or any of its Units to the General Partner must submit a written request to the General Partner beginning 30 days prior to the fifth anniversary date.

Note D - Investment in Joint Venture

   On August 30, 1995, Renaissance Village Apartments was sold to an unaffiliated party, Kauri Investments, Ltd. The Partnership's share of the gain recognized on the sale of the joint venture's property was approximately $66,000. Currently, the joint venture is in the process of being dissolved. Once all the remaining liabilities of the joint venture are satisfied, the remaining cash of the joint venture will be distributed to the joint venturers.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:

                                                       Average
                                                      Occupancy
                                                  1995         1994

 Riverwalk
    Houston, Texas                                 97%          95%
 Stone Ridge
    Overland Park, Kansas                          97%          98%

   The Partnership realized net income of $54,488 for the nine months ended September 30, 1995, compared to a net loss of $45,358 for the corresponding period in 1994. The net income for the three months ended September 30, 1995, was $72,979 compared to a net loss of $21,519 for the three months ended September 30, 1994. The increase in net income for both periods was primarily due to the increase in equity in net income of the joint venture as a result of the sale of the Renaissance Village Apartments (see Note D of the Consolidated Financial Statements). The Partnership's share of the gain recognized on the sale was approximately $66,000. Also contributing to the increased net income is the increase in rental revenues due to increased rental rates at both of the Partnership's properties. Partially offsetting these increases in revenues were increases in property taxes and general and administrative expenses. Riverwalk experienced higher property taxes in 1995 due to a tax value assessment increase of approximately $413,000 at the end of 1994. General and administrative expenses increased as a result of an increase in expense reimbursements in 1995.

   As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

    At September 30, 1995, the Partnership had unrestricted cash of $497,964 compared to $512,838 at December 31, 1994. Net cash provided by operating activities increased as a result of an increase in rental revenues as discussed above. Net cash used in financing activities increased due to increased partners' distributions during the nine months ended September 30, 1995, compared to the corresponding period in 1994.


   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $5,048,199 matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Cash distributions of $154,853 were made during fiscal year 1994 and cash distributions of $171,507 were made during the first nine months of 1995.


                        PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b) Reports on Form 8-K: A Form 8-K dated August 30, 1995 was filed reporting the sale of the Renaissance Village Apartments.




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



                              UNITED INVESTORS GROWTH PROPERTIES II
                              (A Missouri Limited Partnership)

                              By:   United Investors Real Estate, Inc., a
                                    Delaware corporation, its General Partner




                              By:   /s/Carroll D. Vinson
                                    Carroll D. Vinson
                                    President





                              By:   /s/Robert D. Long, Jr.
                                    Robert D. Long, Jr.
                                    Controller and Principal
                                    Accounting Officer


                              Date: November 13, 1995