Form 10KSB
period 1995-12-31
UNITED INVESTORS GROWTH PROPERTIES II
filed 1996-03-14
CIK 862114

FORM 10-KSB--Annual or Transitional Report
                            Under Section 13 or 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)

[X]   Annual Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995
                                       or
[  ]  Transition Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 0-19242

                      UNITED INVESTORS GROWTH PROPERTIES II
                 (Name of small business issuer in its charter)

       Missouri                                                   43-1542902
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                                      29602
(Address of principal executive offices)                          (Zip Code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $1,529,037

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Prospectus of Registrant dated June 18, 1990 (included in Registration Statement, No. 33-34111 of Registrant) are incorporated by reference into Parts I and III.

                                     PART I

Item 1.   Description of Business

   United Investors Growth Properties II (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri pursuant to a Certificate of Limited Partnership filed on March 23, 1990, with the Missouri Secretary of State. The Registrant is governed by an Agreement of Limited Partnership dated February 22, 1991. United Investors Real Estate, Inc., a Delaware corporation, is the sole general partner (the "General Partner") of the Registrant. The Registrant is engaged in the business of acquiring and operating multifamily residential and commercial properties and other income producing real estate. The Registrant has acquired a 40% interest in a joint venture which owned an apartment complex; a 99.99% interest in a limited partnership which owns a second apartment complex; and a 100% interest in a third apartment complex. During the third quarter, the apartment complex owned by the 40% owned joint venture was sold (See Note B to the Consolidated Financial Statements). These properties are further described in "Item 2" below.

   Commencing on or about June 18, 1990, the Registrant began offering through United Investors Equity Services, Inc., a former affiliate of the Registrant (the "Selling Agent"), up to a maximum of 80,000 Units of limited partnership interest (the "Units") at $250 per Unit with a minimum required purchase of eight Units or $2,000 (four Units or $1,000 for an Individual Retirement Account). Limited partners (the "Limited Partners") are not required to make any additional capital contributions. The Units were registered under the Securities Act of 1933, as amended (the "Act"), under Registration Statement No. 33-34111, which Registration Statement was declared effective on June 18, 1990. The offering was extended beyond the initial termination date of June 18, 1992. On October 26, 1992, the General Partner terminated the extended offering period. Upon termination of the offering, the Registrant had accepted subscriptions for 20,661 Units resulting in Gross Offering Proceeds of $5,165,250.

   The real estate business is highly competitive. The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in business which may be competitive with the Registrant.

   The Registrant has no employees. Management and administrative services are performed by affiliates of Insignia Financial Group, Inc. ("Insignia"). The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected affiliates of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, these affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12", which descriptions are herein incorporated by reference.

Item 2.  Description of Properties:

     The following table sets forth the Registrant's investments in properties:

                          Date of
                          Purchase     Type of Ownership            Use

 Riverwalk Apartments     03/31/92     General Partnership         Apartment
  Houston, TX                          interest                    104 units

 Stone Ridge Apartments   07/01/92      Fee ownership subject      Apartment
  Overland Park, KS                     to first mortgage.         106 units


Schedule of Properties:


                             Gross
                           Carrying     Accumulated   Useful               Federal
 Property                    Value      Depreciatio    Life     Method    Tax Basis
 Riverwalk Apartments     $4,060,341     $503,437     5-27.5      S/L    $3,521,766
 Stone Ridge Apartments    3,976,741      463,096     5-27.5      S/L     3,503,777

    Totals                $8,037,082     $966,533                        $7,025,543


   See Note A of the consolidated financial statements included in "Item 7" for a description of the Partnership's depreciation policy.


Schedule of Mortgages:

                           Principal                                       Principal
                           Balance At    Stated                             Balance
                          December 31,  Interest      Period     Maturity    Due At
 Property                     1995        Rate     Amortized(a)    Date     Maturity
 Riverwalk Apartments      $2,663,937    9.250%      30 years    04/01/02 $2,464,741
 Stone Ridge Apartments     2,368,900    8.375%      25 years    11/01/97  2,297,058

    Total                  $5,032,837                                     $4,761,799

(a) The mortgage loans on each of the properties mature at various times with balloon payments due at maturity.


Schedule of Rental Rates and Occupancy:

                                Average Annual
                                 Rental Rates               Average Annual
                                  (per unit)                  Occupancy
 Property                    1995           1994          1995           1994

 Riverwalk Apartments       $7,230        $6,980           97%            95%
 Stone Ridge Apartments      6,969         6,581           97%            98%


   As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.


Schedule of Real Estate Taxes and Rates:

                                             1995          1995
                                            Taxes          Rate

 Riverwalk Apartments                      $63,987        2.44%
 Stone Ridge Apartments                     50,590        1.38%


Item 3.  Legal Proceedings

    The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


Item 4.  Submission of Matters to a Vote of Security Holders

    During the fourth quarter of the fiscal year ended December 31, 1995, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Partnership Equity and Related Partner Matters

    As  of  December  31, 1995,  the  number  of holders  of  record  of Limited
Partnership  Units was  562.   No public  trading market  has developed  for the
Units, and it is not anticipated that such a market will develop in the future.

    The Partnership made distributions of cash generated from operations of $206,151 and $154,853 for the twelve months ended December 31, 1995 and 1994, respectively. Future distributions will depend on the levels of cash generated from operations and the availability of cash reserves.


Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

    The Partnership realized net income of $72,369 for the year ended December 31, 1995, compared to a net loss of $638,928 for the year ended December 31, 1994. The increase in net income is primarily due to the increase in equity in net income of the joint venture. During the third quarter of 1995, Renaissance Village was sold with the Partnership's share of the gain recognized being approximately $66,000 (See Note B in the Notes to Consolidated Financial Statements in "Item 7"). In 1994, the Partnership recognized a loss of $544,885 resulting from a write-down of the carrying value of Renaissance Village. Rental revenues increased for the year ending December 31, 1995, compared to the corresponding period of 1994 as a result of increased rental rates at both of the Partnership's properties. Further contributing to the increase in net income was a casualty gain on replacement of roofs of $17,407. During the fourth quarter of 1995, Riverwalk Apartments replaced all of the roofs as a result of wind and hail damages. The old roofs, which were not fully depreciated, were written off. The Partnership received insurance proceeds of $52,505. Other income increased due to higher earnings related to short term certificates of deposit throughout 1995. Partially offsetting these increases in revenue was an increase in general and administrative expenses due to increased general partner expense reimbursements in 1995.

    The General Partner continues to monitor the rental market environment in each location of its properties to assess the feasibility of increasing rents and maintaining or increasing occupancy levels to protect the Partnership from increases in expense. The General Partner expects to be able, at a minimum, to continue protecting the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, rental concessions and rental reductions needed to offset softening market conditions could affect the ability to sustain this plan.

Liquidity and Capital Resources

    At December 31, 1995, the Partnership held unrestricted cash of $482,107 compared to $512,838 at December 31, 1994. Net cash provided by operating activities increased primarily as a result of the revenue and other income increases discussed above. Net cash used in investing activities decreased as a result of reduced advances to the joint venture in 1995. Net cash used in financing activities increased due to an increase in partners' distributions made in the twelve months ended December 31, 1995, compared to the twelve months ended December 31, 1994.

    The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage loans on each of the properties mature at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. Distributions of $206,151 were made during 1995 compared to $154,853 made in 1994. The distributions were made from cash generated by property operations. The General Partner of the Partnership anticipates that the Partnership will continue to make cash distributions as property operations permit throughout 1996.


Item 7.  Financial Statements

UNITED INVESTORS GROWTH PROPERTIES II

LIST OF FINANCIAL STATEMENTS




           Independent Auditors' Report

           Consolidated Balance Sheet - December 31, 1995

           Consolidated Statements of Operations - Years ended December 31, 1995 and 1994

           Consolidated Statements of Changes in Partners Capital/(Deficit) - Years ended December 31, 1995 and 1994

           Consolidated Statements of Cash Flows - Years ended December 31, 1995 and 1994

           Notes to Consolidated Financial Statements


INDEPENDENT AUDITORS' REPORT

The Partners
United Investors Growth Properties II
(A Missouri Limited Partnership)

We have audited the accompanying consolidated balance sheet of United Investors Growth Properties II (A Missouri Limited Partnership) ("the Partnership") as of December 31, 1995, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


/S/DELOITTE & TOUCHE LLP

Greenville, South Carolina
February 21, 1996


                      UNITED INVESTORS GROWTH PROPERTIES II

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1995


 Assets
   Cash and cash equivalents:
     Unrestricted                                                $  482,107
     Restricted-tenant security deposits                             44,756
   Accounts receivable                                               13,267
   Escrows for taxes and insurance                                   19,409
   Restricted escrow                                                 70,250
   Other assets                                                     113,903
   Investment properties:  (Notes A & G)
     Land                                         $ 1,071,000
     Buildings and related personal property        6,966,082
                                                    8,037,082

     Less accumulated depreciation                  ( 966,533)    7,070,549

   Investment in joint venture (Note B)                              64,982

                                                                 $7,879,223

 Liabilities and Partners' Capital

 Liabilities
   Accounts payable                                              $    8,215
   Tenant security deposits                                          44,756
   Accrued taxes                                                     25,295
   Other liabilities                                                 50,166
   Mortgage notes payable                                         5,032,837
 Partners' Capital
   General partner                                 $      539
   Limited partners (20,661 units issued
    and outstanding)                                2,717,415     2,717,954

                                                                 $7,879,223

           See Accompanying Notes to Consolidated Financial Statements

                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 Years Ended December 31,
                                                 1995               1994
 Revenues:
    Rental income                             $1,451,362        $1,385,025
    Other income                                  77,675            67,281
          Total revenues                       1,529,037         1,452,306

 Expenses:
    Operating                                    344,647           332,728
    General and administrative                    65,511            54,316
    Property management fees                      75,022            72,485
    Maintenance                                  130,290           134,665
    Depreciation                                 285,923           274,968
    Interest                                     471,008           475,955
    Property taxes                               118,596           109,364
          Total expenses                       1,490,997         1,454,481

 Equity in net income (loss) of
    joint venture (Note B)                        16,922          (636,753)
 Casualty gain                                    17,407                --
    Net income (loss) (Note F)                $   72,369        $ (638,928)

 Net income (loss) allocated to general
    partner (Note D)                          $   12,911        $   (6,389)
 Net income (loss) allocated to limited
    partners (Note D)                             59,458          (632,539)

                                              $   72,369        $ (638,928)

 Net income (loss) per limited partnership
    unit                                      $     2.88        $   (30.62)


           See Accompanying Notes to Consolidated Financial Statements


                       UNITED INVESTORS GROWTH PROPERTIES II

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL/(DEFICIT)


                                    Limited
                                  Partnership   General      Limited
                                     Units      Partner      Partners        Total
 Original capital contributions      20,661    $    100     $5,165,250   $5,165,350

 Partners' (deficit) capital
    at December 31, 1993             20,661    $ (2,373)    $3,647,890   $3,645,517

 Partners' distributions                 --      (1,548)      (153,305)    (154,853)

 Net loss for the year
    ended December 31, 1994              --      (6,389)      (632,539)    (638,928)

 Partners' (deficit) capital at
    December 31, 1994                20,661     (10,310)     2,862,046    2,851,736

 Partners' distributions                 --      (2,062)      (204,089)    (206,151)

 Net income for the year ended
    December 31, 1995                    --      12,911         59,458       72,369

 Partners' capital at
    December 31, 1995                20,661    $    539     $2,717,415   $2,717,954

           See Accompanying Notes to Consolidated Financial Statements

                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Years Ended December 31,
                                                           1995            1994
 Cash flows from operating activities:
    Net income (loss)                                 $  72,369      $ (638,928)
    Adjustments to reconcile net income (loss) to
       net cash provided by operating
       activities:
       Equity in net (income) loss of joint venture     (16,922)        636,753
       Depreciation                                     285,923         274,968
       Amortization of loan costs                        23,354          23,354
       Casualty gain                                    (17,407)             --
       Change in accounts:
        Restricted cash                                  (1,628)          1,280
        Accounts receivable                             (12,107)            861
        Escrows for taxes and insurance                  (3,425)         39,145
        Other assets                                       (151)         (1,121)
        Accounts payable                                (15,331)         12,511
        Tenant security deposit liabilities               1,893          (1,545)
        Accrued property taxes                           (1,200)        (32,457)
        Other liabilities                                19,945           4,292

            Net cash provided by operating
                activities                              335,313         319,113

 Cash flows from investing activities:
    Property improvements and replacements             (119,301)        (44,433)
    Advances to joint venture                           (18,000)        (46,850)
    Deposits to restricted escrow                       (15,600)        (16,900)
    Insurance proceeds from casualty item                52,505              --

            Net cash used in investing
                activities                             (100,396)       (108,183)

 Cash flows from financing activities:
    Partners' distributions                            (206,151)       (154,853)
    Payments on mortgage notes payable                  (59,497)        (54,551)

            Net cash used in financing
                activities                             (265,648)       (209,404)

 Net (decrease) increase in cash                        (30,731)          1,526

 Cash at beginning of year                              512,838         511,312

 Cash at end of year                                  $ 482,107       $ 512,838

 Supplemental disclosure of cash flow information:
    Cash paid for interest                            $ 447,655       $ 452,601

           See Accompanying Notes to Consolidated Financial Statements

                      UNITED INVESTORS GROWTH PROPERTIES II

                   Notes to Consolidated Financial Statements

                                December 31, 1995


Note A - Organization and Significant Accounting Policies

Organization: United Investors Growth Properties II (the "Partnership"), a Missouri Limited Partnership, was organized in March 1990, with the initial group of limited partners being admitted on February 22, 1991. Additional partners were admitted each month thereafter through October 1992.

The Partnership was formed to acquire and operate certain types of income-producing real estate. United Investors Real Estate, Inc. (the "General Partner"), is the general partner. Effective December 31, 1992, 100% of the General Partner's common stock was purchased by MAE GP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia").

Basis of accounting: The accompanying financial statements of the Partnership are prepared on the accrual basis and, therefore, revenue is recorded as earned and costs and expenses are recorded as incurred.

Cash and cash equivalents:

   Unrestricted: Unrestricted cash and cash equivalents includes cash on hand and in banks and money market funds and certificates of deposit with original maturities of three months or less.

   Restricted cash-tenant security deposits: The Partnership requires security deposits from lessees for the duration of the lease with such deposits being considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment in limited partnership: The Partnership owns a 99.99% interest and is the sole general partner in Riverwalk Apartments Limited Partnership (A Missouri Limited Partnership) ("Riverwalk"), a 104 unit apartment complex located in Houston, Texas. An unaffiliated individual is the sole limited partner. The Partnership reflects its interest in Riverwalk utilizing full consolidation whereby all of the accounts of Riverwalk are included in the consolidated financial statements of the Partnership (intercompany accounts are eliminated). The minority interest of the limited partner is not material.

Income taxes: For income tax purposes, the Partnership reports revenue and costs and expenses on the accrual method. No income tax provisions have been shown in the accompanying statements of operations since the partners are taxed in their individual capacities.

Note A - Organization and Significant Accounting Policies (continued)

Investment properties: During 1995, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of FASB No. 121 had no effect on the Partnership's financial statements.

Depreciation is computed using straight-line methods over estimated useful lives of twenty-seven and one half years for buildings and improvements and five to seven years for furniture and fixtures.

Other assets: Included in other assets are loan costs which are amortized over the terms of the related notes.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate the value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Advertising:   The Partnership  expenses the costs of  advertising as  incurred.
Advertising expense, included in operating expenses, was $12,478 and $14,921 for the years ended December 31, 1995 and 1994, respectively.

Reclassifications:    Certain  reclassifications  have been  made  to  the  1994 information to conform to the 1995 presentation.


Note B - Investment In Joint Venture

The Partnership owns a 40% interest in Renaissance Village Associates, a joint venture with United Investors Growth Properties, an affiliated partnership in which the General Partner is also the sole General Partner. The joint venture owned a 124 unit apartment complex located in Seattle, Washington.


Note B - Investment In Joint Venture (continued)

On August 30, 1995, Renaissance Village Apartments was sold to an unaffiliated party, Kauri Investments, Ltd. The Partnership's share of the gain recognized on the sale of the joint venture's property was approximately $66,000. In 1994, the Partnership recognized a loss of $544,885 for its share of a write-down of the carrying value of Renaissance to reduce the property's carrying value to its then estimated fair value. Currently, the joint venture is in the process of being liquidated. Once all the remaining liabilities of the joint venture are satisfied, the remaining assets held by the joint venture will be distributed to the joint venturers.

Condensed balance sheet information of Renaissance Village Associates at December 31, 1995, is as follows:

                                              December 31,
                                                  1995
    Assets

    Total Assets                                $162,455

    Liabilities and Partners' Capital
    Total liabilities                                 --

    Partners' capital                            162,455

    Total                                       $162,455


Condensed state of operations information of Renaissance Village Associates for the years ended December 31, 1995 and 1994, is as follows:


                                                      Years Ended December 31,
                                                       1995             1994

    Revenue                                         $ 524,219     $   769,515
    Costs and Expenses                               (647,498)       (999,185)
    Gain on disposition of property                   165,584              --
    Provision for value impairment                         --      (1,362,212)

    Net Income (Loss)                               $  42,305     $(1,591,882)

In arriving at estimates of fair value for real estate assets, numerous factors are considered, including market evaluations of the assets. Prior to the implementation of FASB No. 121, the primary factor in determining the estimated fair value of the properties was the net operating income of each property capitalized at a rate deemed reasonable for the type of property adjusted for market conditions, physical condition of the property and other factors to
assess whether any permanent impairment in value had occurred.    During
interim periods, the Partnership reviewed property operations specifically to assess whether any events (such as major tenant move outs, structural problems, or market events) had transpired which would cause the Partnership to conclude that a permanent impairment in value had occurred. Adjustments to these estimates might have been necessary in the event that future economic conditions, including occupancy and leasing rates, operating costs, interests rates, the terms and availability of financing and other relevant factors varied significantly from those assumed in earlier estimates. Due to continuing poor occupancy levels existing in spite of the Partnership's efforts to increase occupancy by rental concessions, the General Partner concluded that a permanent impairment in value of Renaissance Village had occurred. Based on the General Partners' assessment of fair value, a write-down of $1,362,212 was recorded as of December 31, 1994.


Note C - Mortgage Notes Payable

                           Principal    Monthly                          Principal
                          Balance At    Payment     Stated                Balance
                           December    Including   Interest  Maturity     Due At
 Property                    1995       Interest     Rate      Date      Maturity
 Riverwalk Apartments     $2,663,937     $22,541    9.250%   04/01/02   $2,464,741
 Stone Ridge Apartments    2,368,900      19,721    8.375%   11/01/97    2,297,058

       Total              $5,032,837     $42,262                        $4,761,799

The estimated fair value of the Partnership's aggregate debt is approximately $5,191,000. This value represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

The mortgage notes payable are nonrecourse and are secured by pledge of the respective properties and by pledge of revenue from operations of the respective rental properties. The mortgage loan collateralized by Riverwalk Apartments contains a clause providing for a prepayment penalty of not less than 1% of the outstanding balance of the mortgage and possible additional amounts depending on interest rates in effect at the time of prepayment. The mortgage loan collateralized by Stone Ridge Apartments may be extended for an additional 5 years subject to the property meeting certain ratios as defined in the note. The loan is also subject to a prepayment penalty of 2% through October 31, 1996, decreasing to 1% through maturity.


Note C - Mortgage Notes Payable (continued)

Scheduled maturities of principal are as follows:

      Years Ending December 31,
               1996                              $   59,267
               1997                               2,359,922
               1998                                  29,983
               1999                                  32,877
               2000                                  36,051
               Thereafter                         2,514,737
                                                 $5,032,837
Note D - Partners' Capital

Allocations of net income and loss - In accordance with the partnership agreement, net income and net loss (as defined in the Partnership agreement, income or loss of the Partnership determined without regard to gain or loss from sale) shall be allocated 1% to the General Partner and 99% to the limited partners.

Distributions - The Partnership allocates distributions 1% to the General Partner and 99% to the limited partners.

Gain/Loss from a Sale - Gain from a sale shall be allocated as follows: (a) first to each partner who has a negative capital account, an amount equal to (or in proportion to if less than) such partner's negative capital account balance and (b) second, 99% to the limited partners and 1% to the General Partner, until each limited partner has been allocated an amount equal to (or in proportion to if less than) the excess, if any, of such limited partner's adjusted capital investment over his capital account.

Loss from a sale shall be allocated as follows: (a) first to each partner who has a positive capital account, an amount equal to (or in proportion to if less than) such partner's positive capital account balance and (b) second, 99% to the limited partners and 1% to the General Partner.

Anything in the Partnership Agreement to the contrary notwithstanding, the interests of the General Partner, in the aggregate, in each material item of income, gain, loss deduction and credit of the Partnership will be equal to at least 1% of each item at all times during the existence of the Partnership.

Note D - Partners' Capital (continued)

Repurchase of Units - The partnership agreement for the Partnership contains a provision which states that the General Partner shall purchase up to 10% of the limited partnership Units outstanding at the fifth anniversary date of the last Additional Closing Date and become a limited partner with respect to such units. Any Limited Partner desiring to sell all or any of his Units to the General Partner must submit a written request to the General Partner beginning 30 days prior to the fifth anniversary date.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services (based on a percentage of revenue) and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of Insignia in 1995 and 1994:

                                                         1995             1994

       Property management fees                         $75,022          $72,485
       Reimbursement for services of affiliates          30,000           20,000

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note F - Partner Tax Information

The following is a reconciliation between net income (loss) as reported in the consolidated financial statements and federal taxable loss allocated to the partners in the Partnership's information return for the years ended December 31, 1995 and 1994:

                                                    1995               1994

 Net income (loss) as reported                   $  72,369          $(638,928)
 Add (deduct):
    Accrued expenses                                 1,000              5,500
    Deferred revenue and other liabilities        (531,816)           542,484
    Depreciation differences                        (1,262)            (2,928)

 Federal taxable loss                            $(459,709)         $ (93,872)

 Federal taxable loss
    per limited partnership unit                 $  (22.03)         $   (4.50)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 1995:

       Net assets as reported                               $2,717,954
       Differences in basis of assets and liabilities:
         Investment properties at cost                          (6,476)
         Accumulated depreciation                              (38,530)
         Deferred Revenue and other                             52,056
         Syndication costs                                     681,086
         Net assets - tax basis                             $3,406,090


Note G - Investment Properties and Accumulated Depreciation

                                                 Initial Cost
                                                To Partnership
                                                                          Cost
                                                          Buildings   Capitalized
                                                         and Related   (Removed)
                                                          Personal     Subsequent
 Description                Encumbrances      Land        Property    Acquisition
 Riverwalk Apartments
  Houston, TX                 $2,663,937   $  646,000    $3,061,500      $398,621
                                                                         (45,780)
 Stone Ridge Apartments
  Overland Park, KS            2,368,900      425,000     3,265,150       286,591

        Totals                $5,032,837   $1,071,000    $6,326,650      $639,432


                                Gross Amount At Which Carried
                                    At December 31, 1995

                                           Buildings
                                          And Related
                                            Personal                   Accumulated       Date of        Date     Depreciable
 Description                  Land          Property       Total       Depreciation   Construction    Acquired    Life-Years
 Riverwalk Apartments     $  646,000      $3,414,341     $4,060,341       $503,437        1985        03/31/92      5-27.5
 Stone Ridge                 425,000       3,551,741      3,976,741        463,096        1987        07/01/92      5-27.5

         Totals           $1,071,000      $6,966,082     $8,037,082       $966,533

Note G - Investment Properties and Accumulated Depreciation (continued)

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                             Years Ended December 31,
                                                1995            1994
 Investment Properties
 Balance at beginning of year                $7,963,561      $7,919,128
   Property improvements                        119,301          44,433
   Disposals of property                        (45,780)             --

 Balance at End of Year                      $8,037,082      $7,963,561

 Accumulated Depreciation
 Balance at beginning of year                $  691,292      $  416,324
   Depreciation expense                         285,923         274,968
   Disposals of property                        (10,682)             --

 Balance at end of year                      $  966,533      $  691,292

The aggregate  cost  of the  real estate  for  Federal  income tax  purposes  at
December  31, 1995,  is  $8,030,606.   The  accumulated depreciation  taken  for
Federal income tax purposes at December 31, 1995, is $1,005,063.

Note H - Contingencies

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. Management of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                    PART III

Item 9. Directors  and  Executive  Officers,  Promoters  and   Control  Persons,
        Compliance with Section 16(a) of the Exchange Act

  The Registrant has no officers or directors. The General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

  The names of the directors and executive officers of United Investors Real Estate, Inc. ("UIRE"), the Partnership's General Partner, as of December 31, 1995, their ages and the nature of all positions with UIRE, presently held by them are set forth below. There are no family relationships between or among any officers or directors.


          Name                         Age                Position

         Carroll D. Vinson             55                President, Director

         Robert D. Long, Jr.           28                Controller, Principal
                                                         Accounting Officer

         William H. Jarrard, Jr.       49                Vice President

         John K. Lines                 36                Secretary

         Kelley M. Buechler            38                Assistant Secretary


   Carroll D. Vinson has been President of the General Partner and Metropolitan Asset Enhancement, L.P. ("MAE") subsidiaries since August 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

   Robert D. Long, Jr. is Controller and Principal Accounting Officer of the General Partner and MAE subsidiaries. Prior to joining MAE in February 1994, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

  William H. Jarrard, Jr. is Vice President of the General Partner and MAE subsidiaries and Managing Director - Partnership Administration of Insignia. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. He was previously associated with the accounting firm, Ernst and Whinney, for eleven years. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

  John K. Lines has been Secretary of the General Partner and MAE subsidiaries since August 1994 and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

  Kelley M. Buechler is Assistant Secretary of the General Partner and MAE subsidiaries and Assistant Secretary of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.


Item 10.  Executive Compensation

   None of the directors and officers of the General Partner received any remuneration from the Registrant.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

  As of February, 1996, no person was known by the Registrant to be the beneficial owner of more than five percent of the outstanding Units of the Registrant.

  As of February, 1996, no Units were owned by the General Partner or any of its officers and directors.


Item 12.  Certain Relationships and Related Transactions

  During 1995 and 1994, the General Partner received distributions of $2,062 and $1,548, respectively. For a description of the distributions and the allocation of income and loss to which the General Partner is entitled, reference is made to Note D of the financial statements included in "Item 7" of this report.

  The Registrant has a property management agreements with affiliates of Insignia pursuant to which such affiliates have assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia affiliates received property management fees equal to 5% of apartment reserves. During the twelve months ended December 31, 1995, and 1994, affiliates of Insignia received $75,022 and $72,485 in fees for property management, respectively.

  Pursuant to Section 9(e) of the Registrant's Agreement of Limited Partnership, the General Partner may be reimbursed by the Registrant for certain of its administrative costs. The Partnership shall reimburse the General Partner or its affiliates the actual cost of goods, materials, and services obtained from unaffiliated parties. Administrative services performed by the General Partner or its affiliates shall be reimbursed at cost; provided, however, that the amounts charged do not exceed the lesser of (1) the actual cost of such services, or (2) 90% of the amount which the Partnership would be required to pay to an independent party for comparable services in the same geographic location.

  For a further description of payments made by the Registrant to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Registrant, see Note E of the financial statements included as part of this report.

Item 13.  Exhibits and Reports on Form 8-K

        (a) Exhibits:  See Exhibit Index contained herein.

        (b) Reports on Form 8-K filed in the fourth quarter of fiscal year 1995: None.



                                   SIGNATURES


    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       UNITED INVESTORS GROWTH PROPERTIES II
                                       (A Missouri Limited Partnership)

                                       By:   United Investors Real Estate, Inc.,
                                             a Delaware Corporation,
                                             its General Partner




                                       By:   /s/ Carroll D. Vinson
                                             Carroll D. Vinson
                                             President







                                       Date: March 14, 1996


      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Carroll D. Vinson                  President               March 14, 1996
Carroll D. Vinson



/s/ Robert D. Long, Jr.                Controller and          March 14, 1996
Robert D. Long, Jr.                    Principal Accounting
                                       Officer

                                INDEX TO EXHIBITS

Exhibit

1 Form of Dealer Manager Agreement between the General Partner and the Dealer Manager, including Form of Soliciting Broker Agreement; incorporated by reference to Exhibit 1 to Amendment No. 1 to Registrant's Registration Statement (File No. 33-34111) previously filed on June 8, 1990.

3           Certificate   of   Limited   Partnership  and   Amendment   thereto;
            incorporated by reference to Exhibit 3 to Amendment No. 1 to Registrant's Registration Statement previously filed on June 8, 1990.

4.1         Form of Subscription Agreement; incorporated by reference to Exhibit
            4.1 to Amendment No. 1 to Registrant's Registration Statement previously filed on June 8, 1990.

4.2 Agreement of Limited Partnership of Registrant dated February 22, 1991; incorporated by reference to Exhibit 4.2 to Registrant's Report on Form 10-K previously filed on March 7, 1991.

4.2.1 Amended and Restated Agreement of Limited Partnership of Registrant dated June 1, 1992; incorporated by reference to Exhibit 4.2.1 to Registrant's Form 8-K, amending Registrant's Form 10-Q filed with the Commission on May 15, 1992 previously filed on June 22, 1992.

4.3 Agreement of Joint Venture of Renaissance Village Associates dated March 22, 1991 between United Investors Growth Properties (A Missouri Limited Partnership) and United Investors Growth Properties II (A Missouri Limited Partnership); incorporated by reference to
            Exhibit 4.3 to Registrant's Quarterly Report on Form 10-Q previously filed on April 24, 1991.

10.1 Escrow Agreement among the Registrant, the Dealer Manager, and United Missouri Bank of Kansas City, N.A.; incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registrant's Registration Statement previously filed on June 8, 1990.

10.1.1      Form of  Amendment to Escrow Agreement; incorporated by reference to
            Exhibit 10.1.1 to Amendment No. 5 to Registrant's Registration Statement previously filed on February 24, 1992.

10.2 Agreement of Purchase and Sale, dated August 27, 1990, between United Investors Real Estate, Inc., as purchaser, and Mueller
            Development Company, as seller, relating to Renaissance Village Apartments, and amendments thereto; incorporated by reference to
            Exhibit 10.2 to Amendment No. 1 to Registrant's Registration Statement previously filed on December 6, 1990.

10.2.1 Seventh and Eighth Amendments to Agreement of Purchase and Sale between United Investors Real Estate, Inc., as purchaser, and Mueller Development Company, as seller, relating to Renaissance Village Apartments; incorporated by reference to Exhibit 10.2.1 to Registrant's Quarterly Report on Form 10-Q previously filed on April 24, 1991.

10.3 Agreement of Joint Venture of Renaissance Village Associates dated March 22, 1991; incorporated by reference to Exhibit 10.3 to Amendment No. 3 to Registrant's Registration Statement previously filed on April 10, 1991.


10.4 Promissory Note and Deed of Trust with respect to the Permanent Loan on Renaissance Village Apartments; incorporated by reference to
            Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q previously filed on April 24, 1991.

10.5 Agreement of Purchase and Sale, dated January 9, 1992, between United Investors Real Estate, Inc., as purchaser, and Normandy 104 Associates, Ltd., as seller, relating to Riverwalk Apartments, and first and second amendments thereto; incorporated by reference to
            Exhibit 10.5 to Amendment No. 5 to Registrant's Registration Statement previously filed on February 24, 1992.

10.5.1 Third Amendment to the Agreement of Purchase and Sale, dated January 9, 1992 between United Investors Real Estate, Inc., as purchaser, and Normandy 104 Associates, Ltd., as seller, relating to Riverwalk Apartments; incorporated by reference to Exhibit 10.5.1 to Registrant's Current Report on Form 8-K previously filed on April 13, 1992.

10.6 Promissory Note and Deed of Trust with respect to the Permanent Loan on Riverwalk Apartments; incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K previously filed on April 13, 1992.

10.7 Agreement of Limited Partnership of Riverwalk Associates, L.P., (a Missouri Limited Partnership), dated March 23, 1992, between United Investors Growth Properties II and Scott Wise; incorporated by reference to Exhibit 10.7 to Registrant's Current Report on Form 8-K previously filed on April 13, 1992.

10.8 Real Estate Sale Agreement between United Investors Real Estate, Inc., as purchaser, and The Travelers Insurance Company, as seller, relating to Stone Ridge Apartments; incorporated by reference to
            Exhibit 10.8 to Amendment No. 9 to Registrant's Registration Statement previously filed on June 1, 1992.

10.10 Promissory Note with respect to the General Partner loan on Stone Ridge Apartments; incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q previously filed on August 12, 1992.

10.11 Permanent Loan Commitment with respect to Stone Ridge Apartments; incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q previously filed on August 12, 1992.

10.12 Mortgage, Security Agreement and Fixture Filing with respect to the Permanent Loan on Stone Ridge Apartments; incorporated by reference to Exhibit 10.12 to Registrant's Quarterly Report on Form 10-Q previously filed on November 12, 1992.


10.13       Mortgage  Note with  respect to  the Permanent  Loan on  Stone Ridge
            Apartments.


10.14 Stock Purchase Agreement dated December 4, 1992 showing the purchase of 100% of the outstanding stock of United Investors Real Estate, Inc. by MAE GP Corporation; incorporated by reference to Exhibit
            10.14 to Registrant's Current Report on Form 8-K previously filed on December 31, 1992.

10.15 Purchase and Sale Agreement, made as of the 19th of July, 1995, by and between Kauri Investments, Ltd., a Washington corporation, and Renaissance Village Associates, JV, a Kansas joint venture.

10.16 Amendment to Purchase and Sale Agreement, made as of the 10th day of August, 1995, by and between Kauri Investments, Ltd., a Washington corporation, and Renaissance Village Associates, JV, a Kansas joint venture.

16.1        Letter  of  KPMG  Peat   Marwick  to  the  Securities  and  Exchange
            Commission pursuant to the requirement of Item 304 (a) (3) of Regulation S-K; incorporated by reference to Exhibit 16.1 to Registrant's Current Report on Form 8-K previously filed on October 22, 1990.

16.2 Letter of Mayer Hoffman McCann, the Registrant's former independent accountant, regarding its concurrence with the statements made by the Registrant is incorporated by reference to the exhibit filed with Form 8-K dated August 30, 1993.

27          Financial Data Schedule

99.1        Portions   of  Registrant's   Prospectus   dated  June   18,   1990;
            incorporated by reference to Exhibit 99.1 to Registrant's Report on Form 10-K previously filed on March 6, 1991.