Form 10QSB
period 1996-03-31
UNITED INVESTORS GROWTH PROPERTIES II
filed 1996-05-15
CIK 862114

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


                  For the quarterly period ended March 31, 1996


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996


 Assets
   Cash and cash equivalents:
      Unrestricted                                                   $  526
      Restricted-tenant security deposits                                47
   Accounts receivable                                                   14
   Escrows for taxes and insurance                                       53
   Restricted escrow                                                     74
   Other assets                                                         104
   Investment properties
      Land                                          $ 1,071
      Buildings and related personal property         6,978
                                                      8,049
      Less accumulated depreciation                  (1,040)          7,009

   Investment in joint venture                                           65

                                                                     $7,892

 Liabilities and Partners' Capital

 Liabilities
   Accounts payable                                                  $    8
   Tenant security deposits                                              47
   Accrued taxes                                                         55
   Other liabilities                                                     58
   Mortgage notes payable                                             5,017

 Partners' Capital
   General partner                                  $     1
   Limited partners (20,661 units issued
      units issued and outstanding)                   2,706           2,707
                                                                     $7,892

           See Accompanying Notes to Consolidated Financial Statements


b)                    UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                         Three Months Ended
                                                              March 31,
                                                          1996        1995

 Revenues:
    Rental income                                         $  366      $  359
    Other income                                              25          17
          Total revenues                                     391         376

 Expenses:
    Operating                                                109          98
    General and administrative                                17          15
    Maintenance                                               21          16
    Depreciation                                              74          70
    Interest                                                 117         118
    Property taxes                                            29          27
          Total expenses                                     367         344

 Equity in loss of joint venture                              --         (14)

    Net income                                            $   24      $   18

 Net income allocated
    to general partner (1%)                               $   --      $   --
 Net income allocated
    to limited partners (99%)                                 24          18

                                                          $   24      $   18

 Net income per limited
    partnership unit                                      $ 1.16      $  .87

           See Accompanying Notes to Consolidated Financial Statements

c)                    UNITED INVESTORS GROWTH PROPERTIES II

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)
                    For the Three Months Ended March 31, 1996
                        (in thousands, except unit data)

                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner      Partners       Total
 Original capital contributions       20,661    $     --    $   5,165    $    5,165

 Partners' capital
    at December 31, 1995              20,661    $      1    $   2,717    $    2,718

 Distributions to Partners                --          --          (35)          (35)

 Net income for the three months
    ended March 31, 1996                  --          --           24            24

 Partners' capital at
    March 31, 1996                    20,661    $      1    $   2,706    $    2,707


           See Accompanying Notes to Consolidated Financial Statements


d)                    UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                         Three Month Ended
                                                              March 31,
                                                         1996            1995
 Cash flows from operating activities:
    Net income                                            $  24           $  18
    Adjustments to reconcile net income to
       net cash provided by operating
       activities:
       Equity loss of joint venture                          --              14
       Depreciation                                          74              70
       Amortization of loan costs                             6               6
       Change in accounts:
        Restricted cash                                      (2)             (2)
        Accounts receivable                                  (1)             (1)
        Escrows for taxes and insurance                     (34)            (29)
        Other assets                                          4               5
        Accounts payable                                     --             (19)
        Tenant security deposit liabilities                   2               2
        Accrued taxes                                        30              24
        Other liabilities                                     8               9

            Net cash provided by operating
                activities                                  111              97

 Cash flows from investing activities:
    Property improvements and replacements                  (12)             (7)
    Advances to joint venture                                --              (8)
    Deposits to restricted escrow                            (4)             (4)

            Net cash used in investing activities           (16)            (19)

 Cash flows from financing activities:
    Payments on mortgage notes payable                      (16)            (15)
    Partners' distributions                                 (35)            (57)

            Net cash used in financing
                activities                                  (51)            (72)

 Net increase in cash                                        44               6

 Cash at beginning of period                                482             513

 Cash at end of period                                    $ 526           $ 519

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                $ 111           $ 112

           See Accompanying Notes to Consolidated Financial Statements


e)                 UNITED INVESTORS GROWTH PROPERTIES II
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties II ("The Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Basis of Accounting

The financial statements include the Partnership's only directly-owned property, Stone Ridge Apartments. The Partnership also owns a 99.99% interest and is the sole general partner in Riverwalk Apartments Limited Partnership ("Riverwalk"). An unaffiliated party is the sole limited partner. The Partnership consolidates its interest in Riverwalk (whereby all accounts are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated). The minority interest of the limited partner is not material to the Partnership. In addition, the Partnership owns a 40% interest in Renaissance Village Associates ("Renaissance"). The Partnership reflects its interest in Renaissance utilizing the equity method whereby the original investment is increased by advances to Renaissance and the Partnership's share of the earnings of Renaissance and decreased by distributions from Renaissance and the Partnership's share of losses of Renaissance. During the third quarter of 1995, Renaissance Village Apartments was sold by Renaissance (see "Note D".)

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

Note D - Investment in Joint Venture

On August 30, 1995, Renaissance Village Apartments was sold to an unaffiliated party, Kauri Investments, Ltd. The Partnership's share of the gain recognized on the sale of the joint venture's property was approximately $66,000. Currently, the joint venture is in the process of being liquidated. Once all the remaining liabilities of the joint venture are satisfied, any remaining assets of the joint venture will be distributed to the joint venturers.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments (included in operating expenses) to affiliates for services (based on a percentage of revenue) and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Expense reimbursements are included in general and administrative expenses. The following payments were made to affiliates of Insignia for the three months ended March 31, 1996 and 1995:
                                                  1996         1995

 Property management fees                          $19          $19
 Reimbursements for services of affiliates           8            8

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the quarters ended March 31, 1996 and 1995:
                                                         Average
                                                        Occupancy
Property                                             1996       1995

Riverwalk
   Houston, Texas                                     96%        99%

Stone Ridge
   Overland Park, Kansas                              96%        96%

The General Partner attributes the decrease in occupancy at Riverwalk to an increase in the number of tenants purchasing homes due to favorable interest rates.

The Partnership's net income for the three months ended March 31, 1996, was $24,000 compared to net income of $18,000 for the three months ended March 31, 1995. The increase in net income was primarily due to the sale of Renaissance. The Partnership's investment in the joint venture resulted in a $14,000 loss for the three months ended March 31, 1995, and no loss for the corresponding period of 1996. Also, contributing to the increase in net income was an increase in other income resulting from increased corporate unit income and lease cancellation fees. The increase in operating expenses is due to an increase in concessions offered at Stone Ridge Apartments.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

At March 31, 1996, the Partnership held unrestricted cash and cash equivalents of $526,000 compared to $519,000 at March 31, 1995. Net cash provided by operating activities increased due to increases in rental and other income. Net cash used in financing activities decreased due to a decrease in distributions made in the three months ended March 31, 1996, compared to the corresponding period of 1995.


The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $5,017,000 matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold.
Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Cash distributions of $206,000 were made during 1995 and a cash distribution of $35,000 was made during the first three months of 1996.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


a) Exhibits 27, Financial Data Schedule, is filed as an exhibit to this report.

b)     Reports on Form 8-K:

       None filed during the quarter ended March 31, 1996.



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




                                 UNITED INVESTORS GROWTH PROPERTIES II
                                 (A Missouri Limited Partnership)

                                 By: United Investors Real Estate, Inc., a
                                     Delaware corporation, its General Partner


                                 By: /s/Carroll D. Vinson
                                     Carroll D. Vinson
                                     President




                                 By: /s/Robert D. Long, Jr.
                                     Robert D. Long, Jr.
                                     Vice President/CAO




                                 Date: May 15, 1996