Form 10QSB
period 1996-06-30
UNITED INVESTORS GROWTH PROPERTIES II
filed 1996-08-13
CIK 862114

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


                  For the quarterly period ended June 30, 1996


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

                                  June 30, 1996


 Assets
   Cash and cash equivalents:
      Unrestricted                                                   $  569
      Restricted-tenant security deposits                                43
   Accounts receivable                                                   21
   Escrows for taxes and insurance                                       43
   Restricted escrow                                                     78
   Other assets                                                         112
   Investment properties
      Land                                          $ 1,071
      Buildings and related personal property         7,000
                                                      8,071
      Less accumulated depreciation                  (1,115)          6,956

                                                                     $7,822


 Liabilities and Partners' Capital
 Liabilities
   Accounts payable                                                  $   14
   Tenant security deposits                                              43
   Accrued taxes                                                         59
   Other liabilities                                                     48
   Mortgage notes payable                                             5,001

 Partners' Capital
   General partner                                  $    --
   Limited partners (20,661 units issued
      units issued and outstanding)                   2,657           2,657

                                                                     $7,822

           See Accompanying Notes to Consolidated Financial Statements


b)                    UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)



                                    Three Months Ended          Six Months Ended
                                         June 30,                   June 30,
                                     1996         1995          1996         1995
 Revenues:
    Rental income                  $   370      $   357       $   736      $   715
    Other income                        28           20            53           38
          Total revenues               398          377           789          753
 Expenses:
    Operating                          115          111           224          209
    General and administrative          19           17            36           33
    Maintenance                         55           48            76           64
    Depreciation                        75           71           149          141
    Interest                           116          118           233          236
    Property taxes                      30           34            59           61
          Total expenses               410          399           777          744

 Equity in loss of joint
    venture                             (4)         (14)           (4)         (27)
    Net income (loss)              $   (16)     $   (36)      $     8      $   (18)

 Net income (loss) allocated
    to general partner (1%)        $    --      $    --       $    --      $    --

 Net income (loss) allocated
    to limited partners (99%)          (16)         (36)            8          (18)

                                   $   (16)     $   (36)      $     8      $   (18)
 Net income (loss) per limited
    partnership unit               $  (.77)     $ (1.75)      $   .39      $  (.89)

           See Accompanying Notes to Consolidated Financial Statements

c)                    UNITED INVESTORS GROWTH PROPERTIES II

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)
                     For the Six Months Ended June 30, 1996
                        (in thousands, except unit data)

                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner      Partners       Total
 Original capital contributions       20,661    $     --    $   5,165    $    5,165

 Partners' capital
    at December 31, 1995              20,661    $      1    $   2,717    $    2,718

 Distributions to Partners                --          (1)         (68)          (69)

 Net income for the six months
    ended June 30, 1996                   --          --            8             8

 Partners' capital at
    June 30, 1996                     20,661    $     --    $   2,657    $    2,657

           See Accompanying Notes to Consolidated Financial Statements


d)                    UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                          Six Months Ended
                                                               June 30,
                                                         1996            1995
 Cash flows from operating activities:
    Net income (loss)                                    $    8          $  (18)
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
       Equity loss of joint venture                           4              27
       Depreciation                                         149             141
       Amortization of loan costs                            12              12
       Change in accounts:
        Restricted cash                                       2              (3)
        Accounts receivable                                  (8)             (1)
        Escrows for taxes and insurance                     (24)            (20)
        Other assets                                        (10)             (9)
        Accounts payable                                      6             (10)
        Tenant security deposit liabilities                  (2)              2
        Accrued taxes                                        34              31
        Other liabilities                                    (2)             21

            Net cash provided by operating
                activities                                  169             173

 Cash flows from investing activities:
    Property improvements and replacements                  (34)            (31)
    Advances to joint venture                                --              (8)
    Liquidating distribution from joint venture              61              --
    Deposits to restricted escrow                            (8)             (8)

            Net cash provided by (used in)
               investing activities                          19             (47)

 Cash flows from financing activities:
    Payments on mortgage notes payable                      (32)            (29)
    Partners' distributions                                 (69)           (114)

            Net cash used in financing activities          (101)           (143)

 Net increase (decrease) in cash                             87             (17)

 Cash and cash equivalents at beginning of period           482             513
 Cash and cash equivalents at end of period              $  569          $  496

 Supplemental disclosure of cash flow information:
    Cash paid for interest                               $  222          $  224

           See Accompanying Notes to Consolidated Financial Statements

e)                 UNITED INVESTORS GROWTH PROPERTIES II
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties II ("The Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner (United Investors Real Estate, Inc.), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Basis of Accounting

The financial statements include the Partnership's only directly-owned property, Stone Ridge Apartments. The Partnership also owns a 99.99% interest and is the sole general partner in Riverwalk Apartments Limited Partnership ("Riverwalk"). An unaffiliated party is the sole limited partner. The Partnership consolidates its interest in Riverwalk (whereby all accounts are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated). The minority interest of the limited partner is not material to the Partnership. In addition, the Partnership owned a 40% interest in Renaissance Village Associates ("Renaissance"). The Partnership reflects its interest in Renaissance utilizing the equity method whereby the original investment is increased by advances to Renaissance and the Partnership's share of Renaissance earnings and decreased by distributions from Renaissance and the Partnership's share of Renaissance losses. During the third quarter of 1995, Renaissance Village Apartments was sold and the joint venture was liquidated during the second quarter of 1996. (see "Note D")

Note C - Repurchase of Units

The Partnership's partnership agreement contains a provision which states that the General Partner shall purchase up to 10% of the limited partnership units outstanding at the fifth anniversary date of the last Additional Closing Date and become a limited partner with respect to such units. Any Limited Partner desiring to sell all or any of his Units to the General Partner must submit a written request to the General Partner beginning 30 days prior to the fifth anniversary date.


Note D - Investment in Joint Venture

On August 30, 1995, Renaissance Village Apartments was sold to an unaffiliated party, Kauri Investments, Ltd. The Partnership's share of the gain recognized on the sale of the joint venture's property was approximately $66,000. The joint venture was liquidated during the second quarter of 1996. All the remaining liabilities of the joint venture have been satisfied, and the remaining assets of the joint venture were distributed to the joint venturers with the Partnership receiving a liquidating distribution of $61,000 during 1996.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expenses. The following payments were made to affiliates of the General Partner during each of the six months ended June 30, 1996 and 1995:


                                                  1996         1995
 Property management fees                          $38          $37
 Reimbursements for services of affiliates          17           15

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1996 and 1995:
                                                         Average
                                                        Occupancy
Property                                             1996       1995

Riverwalk
   Houston, Texas                                     96%        98%

Stone Ridge
   Overland Park, Kansas                              95%        96%


The Partnership realized net income of $8,000 for the six months ended June 30, 1996, compared to a net loss of $18,000 for the six months ended June 30, 1995. The net loss for the three months ended June 30, 1996, was $16,000 compared to a net loss of $36,000 for the three months ended June 30, 1995. The increase in net income was primarily due to the liquidation of the Renaissance Village joint venture. The Partnership's investment in the joint venture resulted in a $27,000 loss for the six months ended June 30, 1995, compared to a $4,000 loss for the corresponding period of 1996. Also contributing to the increase in net income was an increase in other income resulting from increased corporate unit income and lease cancellation fees. The increase in maintenance expenses is due to an exterior painting project at Stone Ridge Apartments.

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

At June 30, 1996, the Partnership held unrestricted cash and cash equivalents of $569,000 compared to $496,000 at June 30, 1995. Net cash provided by investing activities increased due to the $61,000 liquidating distribution from the Renaissance joint venture. Net cash used in financing activities decreased due to a decrease in distributions to partners in the six months ended June 30, 1996, compared to the corresponding period of 1995.


The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $5,001,000 matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold.
Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Cash distributions of $206,000 were made during 1995 and cash distributions of $69,000 was made during the first six months of 1996.


                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


a)     Exhibits 27, Financial Data Schedule.

b)     Reports on Form 8-K:

           None filed during the quarter ended June 30, 1996.



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




                                 UNITED INVESTORS GROWTH PROPERTIES II
                                 (A Missouri Limited Partnership)

                                 By: United Investors Real Estate, Inc., a
                                     Delaware corporation, its General Partner


                                 By: /s/Carroll D. Vinson
                                     Carroll D. Vinson
                                     President


                                 By: /s/Robert D. Long
                                     Robert D. Long, Jr.
                                     Vice President/CAO




                                 Date: August 13, 1996