Form 10QSB
period 1996-09-30
UNITED INVESTORS GROWTH PROPERTIES II
filed 1996-11-12
CIK 862114

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


              For the quarterly period ended September 30, 1996


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

                                 September 30, 1996


Assets
  Cash and cash equivalents:
     Unrestricted                                               $  541
     Restricted-tenant security deposits                            43
  Accounts receivable                                               15
  Escrows for taxes and insurance                                   77
  Restricted escrow                                                 82
  Other assets                                                      97
  Investment properties
     Land                                        $ 1,071
     Buildings and related personal property       7,014
                                                   8,085
     Less accumulated depreciation                (1,190)        6,895

                                                                $7,750

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                              $   14
  Tenant security deposits                                          43
  Accrued taxes                                                     88
  Other liabilities                                                 51
  Mortgage notes payable                                         4,985

Partners' Capital
  General partner                                $    --
  Limited partners (20,661 units issued
     and outstanding)                              2,569         2,569

                                                                $7,750

          See Accompanying Notes to Consolidated Financial Statements


b)                  UNITED INVESTORS GROWTH PROPERTIES II

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                     1996        1995        1996         1995
Revenues:
  Rental income                    $  378     $   366      $ 1,114       $ 1,081
  Other income                         30          19           83            57
       Total revenues                 408         385        1,197         1,138

Expenses:
  Operating                           127          95          351           304
  General and administrative           16          17           52            50
  Maintenance                          97          29          173            93
  Depreciation                         75          71          224           213
  Interest                            117         118          350           354
  Property taxes                       29          27           88            88
       Total expenses                 461         357        1,238         1,102

Equity in income (loss ) of
 joint venture                         --          45           (4)           18

  Net income (loss)                $  (53)    $    73      $   (45)      $    54

Net income (loss) allocated
 to general partner (1%)           $   --     $    13      $    --       $    12

Net income (loss) allocated
 to limited partners (99%)            (53)         60          (45)           42
                                   $  (53)    $    73      $   (45)      $    54

Net income (loss) per limited
  partnership unit                 $(2.57)    $  2.92      $ (2.18)      $  2.03

          See Accompanying Notes to Consolidated Financial Statements

c)                  UNITED INVESTORS GROWTH PROPERTIES II

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                 (Unaudited)
                 For the Nine Months Ended September 30, 1996
                       (in thousands, except unit data)

                                    Limited
                                   Partnership  General      Limited
                                     Units      Partner      Partners        Total
Original capital contributions       20,661    $     --      $   5,165    $    5,165

Partners' capital
  at December 31, 1995               20,661    $      1      $   2,717    $    2,718

Distributions to partners                --          (1)          (103)         (104)

Net income for the nine months
  ended September 30, 1996               --          --            (45)          (45)

Partners' capital at
  September 30, 1996                 20,661    $     --      $   2,569    $    2,569

          See Accompanying Notes to Consolidated Financial Statements

d)                     UNITED INVESTORS GROWTH PROPERTIES II

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                           1996       1995

Cash flows from operating activities:
  Net income (loss)                                       $  (45)    $   54
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Equity in (income) loss of joint venture                   4        (18)
    Depreciation                                             224        213
    Amortization of loan costs                                18         18
    Change in accounts:
      Restricted cash                                          2         (2)
      Accounts receivable                                     (2)        (2)
      Escrows for taxes and insurance                        (58)       (55)
      Other assets                                            (1)        (4)
      Accounts payable                                         6        (15)
      Tenant security deposit liabilities                     (2)         2
      Accrued taxes                                           63         58
      Other liabilities                                        1         26

         Net cash provided by operating
            activities                                       210        275

Cash flows from investing activities:
  Property improvements and replacements                     (48)       (44)
  Advances to joint venture                                   --        (18)
  Liquidating distribution from joint venture                 61         --
  Deposits to restricted escrow                              (12)       (12)

         Net cash provided by (used in)
            investing activities                               1        (74)

Cash flows from financing activities:
  Payments on mortgage notes payable                         (48)       (44)
  Partners' distributions                                   (104)      (172)

         Net cash used in financing activities              (152)      (216)

Net increase (decrease) in cash                               59        (15)

Cash and cash equivalents at beginning of period             482        513

Cash and cash equivalents at end of period                $  541     $  498

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $  332     $  336

          See Accompanying Notes to Consolidated Financial Statements


e)                  UNITED INVESTORS GROWTH PROPERTIES II

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of United Investors Growth Properties II ("The Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner (United Investors Real Estate, Inc.), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

NOTE B - BASIS OF ACCOUNTING

The financial statements include the Partnership's only directly-owned property, Stone Ridge Apartments. The Partnership also owns a 99.99% interest and is the sole general partner in Riverwalk Apartments Limited Partnership ("Riverwalk"). An unaffiliated party is the sole limited partner. The Partnership consolidates its interest in Riverwalk (whereby all accounts are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated). The minority interest of the limited partner is not material to the Partnership. In addition, the Partnership owned a 40% interest in Renaissance Village Associates ("Renaissance"). The Partnership reflects its interest in Renaissance utilizing the equity method whereby the original investment is increased by advances to Renaissance and the Partnership's share of Renaissance earnings and decreased by distributions from Renaissance and the Partnership's share of Renaissance losses. During the third quarter of 1995, Renaissance Village Apartments was sold and the joint venture was liquidated during the second quarter of 1996 (see "Note D").

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

NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expenses. The following payments were made to affiliates of the General Partner during each of the nine months ended September 30, 1996 and 1995:

                                                  1996         1995
Property management fees                          $58          $56

Reimbursements for services of affiliates          30           23


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1996 and 1995:

                                                      Average
                                                     Occupancy
Property                                          1996        1995

Riverwalk
  Houston, Texas                                   96%        97%

Stone Ridge
  Overland Park, Kansas                            96%        97%

The Partnership realized a net loss of $45,000 for the nine months ended September 30, 1996, compared to net income of $54,000 for the nine months ended September 30, 1995. The net loss for the three months ended September 30, 1996, was $53,000 compared to net income of $73,000 for the three months ended September 30, 1995. The decrease in net income was due to the liquidation of the Renaissance Village joint venture and increased maintenance and operating expenses mitigated by increased revenues. The Partnership's investment in the joint venture resulted in an $18,000 gain for the nine months ended September 30, 1995, compared to a $4,000 loss for the corresponding period of 1996. The increase in rental revenues was due to rental rate increases at the Partnership's properties. The increase in other income was due to increased corporate rentals at Riverwalk and increased lease cancellation fees at Stone Ridge. The increase in maintenance expenses is due to an exterior painting and siding project at Riverwalk Apartments. Operating expenses increased due to additional costs incurred for concessions and advertising.

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

At September 30, 1996, the Partnership held unrestricted cash and cash equivalents of $541,000 compared to $498,000 at September 30, 1995. Net cash provided by operating activities decreased primarily due to the increased operating and maintenance expenses discussed above. Net cash provided by investing activities increased due to the $61,000 liquidating distribution from the Renaissance joint venture. Net cash used in financing activities decreased due to a decrease in distributions to partners during the nine months ended September 30, 1996, compared to the corresponding period of 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $4,985,000 matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold.
Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Cash distributions of $172,000 were made during the first nine months of 1995 and cash distributions of $104,000 were made during the first nine months of 1996.

                         PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibits 27, Financial Data Schedule.

b)      Reports on Form 8-K:

        None filed during the quarter ended September 30, 1996.



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


                              Date:  November 12, 1996