Form 10KSB
period 1996-12-31
UNITED INVESTORS GROWTH PROPERTIES II
filed 1997-03-27
CIK 862114

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                                UNDER SECTION 13 OR 15(D)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                       For the fiscal year ended December 31, 1996
                                            or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year:  $1,615,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996: Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.


                           DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated June 18, 1990 (included in Registration Statement, No. 33-34111 of Registrant) are incorporated by reference into Parts I and III.
                                       PART I

ITEM 1.   DESCRIPTION OF BUSINESS

  United Investors Growth Properties II (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri pursuant to a Certificate of Limited Partnership filed on March 23, 1990, with the Missouri Secretary of State. The Registrant is governed by an Agreement of Limited Partnership dated February 22, 1991. United Investors Real Estate, Inc., a Delaware corporation, is the sole general partner (the "General Partner") of the Registrant. The Registrant is engaged in the business of acquiring and operating multifamily residential and commercial properties and other income producing real estate. The Registrant has acquired a 40% interest in a joint venture which owned an apartment complex; a 99.99% interest in a limited partnership which owns a second apartment complex; and a 100% interest in a third apartment complex. During the third quarter of 1995, the apartment complex owned by the 40% owned joint venture was sold (See "Note B" of the Notes to Consolidated Financial Statements). These properties are further described in "Item 2" below.

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

  The real estate business is highly competitive. The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in businesses which may be competitive with the Registrant.

  The Registrant has no employees. Management and administrative services are performed by affiliates of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner. The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected affiliates of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, these affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12", which descriptions are herein incorporated by reference.
ITEM 2.  DESCRIPTION OF PROPERTIES:

   The following table sets forth the Registrant's investments in properties:

                          Date of
                          Purchase    Type of Ownership            Use

Riverwalk Apartments      03/31/92    General Partnership         Apartment
  Houston, TX                         interest                    104 units

Stone Ridge Apartments    07/01/92    Fee ownership subject       Apartment
 Overland Park, KS                    to first mortgage.          106 units

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                        Gross
                      Carrying    Accumulated    Useful              Federal
Property                 Value    Depreciation    Life     Method   Tax Basis

Riverwalk             $4,105       $  658        5-27.5      S/L     $3,413
Stone Ridge            4,008          610        5-27.5      S/L      3,392

  Totals              $8,113       $1,268                            $6,805



See "Note A" of the Notes to Consolidated Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                     Principal                                       Principal
                     Balance At    Stated                             Balance
                    December 31,  Interest   Period        Maturity    Due At
Property                1996        Rate     Amortized(a)    Date     Maturity

Riverwalk             $2,641       9.250%   30 years       04/01/02   $2,465
Stone Ridge            2,332       8.375%   25 years       11/01/97    2,297

  Total               $4,973                                          $4,762


a) The mortgage loans on each of the properties mature at various times with balloon payments due at maturity.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                         Average Annual               Average Annual
                      Rental Rates (per unit)           Occupancy
Property                1996          1995          1996          1995

Riverwalk             $7,433        $7,230           96%           97%
Stone Ridge            7,387         6,969           96%           97%



   As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the localities in which they operate. The General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.


SCHEDULE OF REAL ESTATE TAXES AND RATES:
(dollar amounts in thousands)

                                             1996          1996
                                            Taxes          Rate

Riverwalk Apartments                         $67          2.34%
Stone Ridge Apartments                        52          1.30%


ITEM 3.  LEGAL PROCEEDINGS

   The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. Management of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the fourth quarter of the fiscal year ended December 31, 1996, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.
                                      PART II

ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

   At December 31, 1996, the number of holders of record of Limited Partnership Units was 563. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

   The Partnership made distributions of cash generated from operations of $138,000 and $206,000 for the years ended December 31, 1996 and 1995, respectively. Future distributions will depend on the levels of cash generated from operations and the availability of cash reserves.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

   The Partnership realized a net loss of $143,000 for the year ended December 31, 1996, compared to net income of $72,000 for the year ended December 31, 1995. The decrease in net income was due to the liquidation of the Renaissance Village joint venture and increased maintenance and operating expenses mitigated by increased revenues. The Partnership's investment in the joint venture resulted in a $17,000 gain for the year ended December 31, 1995 compared to a $4,000 loss for the corresponding period of 1996. The increase in other income was due to increased furniture and appliance rentals related to the increase in the volume of corporate unit rentals at Riverwalk and increased lease cancellation fees at Stone Ridge. The increase in maintenance expenses is due to exterior painting and siding projects at both Stone Ridge and Riverwalk Apartments. Included in maintenance expense is approximately $181,000 of major repairs and maintenance related to these projects. Operating expenses increased due to additional costs incurred for concessions, advertising and corporate unit rentals.

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


Liquidity and Capital Resources

   At December 31, 1996, the Partnership held unrestricted cash of $474,000 compared to $482,000 at December 31, 1995. Net cash provided by operating activities decreased primarily due to the increased operating and maintenance expenses discussed above. Net cash used in investing activities decreased due to the $61,000 liquidating distribution received from the Renaissance joint venture. Net cash used in financing activities decreased due to a decrease in cash distributions to partners during the year ended December 31, 1996, compared to the corresponding period of 1995.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $4,973,000 matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. Cash distributions of $138,000 were made during 1996 compared to $206,000 made during 1995. The distributions were made from cash generated by property operations. The General Partner of the Partnership anticipates that the Partnership will continue to make cash distributions as property operations permit throughout 1997.


ITEM 7.  FINANCIAL STATEMENTS

UNITED INVESTORS GROWTH PROPERTIES II

LIST OF FINANCIAL STATEMENTS


        Independent Auditors' Report

        Consolidated Balance Sheet - December 31, 1996

        Consolidated Statements of Operations - Years ended December 31, 1996 and 1995

        Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1996 and 1995

        Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995

        Notes to Consolidated Financial Statements








INDEPENDENT AUDITORS' REPORT

The Partners
United Investors Growth Properties II
(A Missouri Limited Partnership)

We have audited the accompanying consolidated balance sheet of United Investors Growth Properties II (A Missouri Limited Partnership) ("the Partnership") as of December 31, 1996, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Greenville, South Carolina
February 21, 1997


                    UNITED INVESTORS GROWTH PROPERTIES II

                          CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)
                              December 31, 1996

Assets
  Cash and cash equivalents:
    Unrestricted                                                          $  474
    Restricted-tenant security deposits                                       43
  Accounts receivable                                                          9
  Escrows for taxes and insurance                                              9
  Restricted escrows                                                          91
  Other assets                                                                88
  Investment properties:  (Notes A, C & G)
    Land                                         $ 1,071
    Buildings and related personal property        7,042
                                                   8,113
    Less accumulated depreciation                 (1,268)                  6,845

                                                                          $7,559

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                        $    8
  Tenant security deposits                                                    43
  Accrued taxes                                                               41
  Other liabilities                                                           57
  Mortgage notes payable (Note C)                                          4,973

Partners' Capital (Deficit) (Note D)
  General partner                                $    (1)
  Limited partners (20,661 units issued
   and outstanding)                                2,438                   2,437

                                                                          $7,559


         See Accompanying Notes to Consolidated Financial Statements


                       UNITED INVESTORS GROWTH PROPERTIES II

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except unit data)


                                                Years Ended December 31,
                                                 1996              1995
Revenues:
  Rental income                                 $1,497            $1,451
  Other income                                     118                78
  Casualty gain                                     --                17
       Total revenues                            1,615             1,546

Expenses:
  Operating                                        483               420
  General and administrative                        68                65
  Maintenance                                      291               130
  Depreciation                                     302               286
  Interest                                         465               471
  Property taxes                                   145               119
       Total expenses                            1,754             1,491

Equity in net (loss) income of
  joint venture (Note B)                            (4)               17

  Net (loss) income (Note F)                    $ (143)           $   72

Net (loss) income allocated to general
  partner (Note D)                              $   (1)           $   13

Net (loss) income allocated to limited
  partners (Note D)                               (142)               59

                                                $ (143)           $   72

Net (loss) income per limited partnership
  unit                                          $(6.83)           $ 2.88

          See Accompanying Notes to Consolidated Financial Statements


                   UNITED INVESTORS GROWTH PROPERTIES II

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)

                                    Limited
                                  Partnership    General     Limited
                                     Units       Partner     Partners        Total
Original capital contributions      20,661      $    --       $5,165         $5,165

Partners' capital (deficit)
  at December 31, 1994              20,661      $   (10)      $2,862         $2,852

Partners' distributions                 --           (2)        (204)          (206)

Net income for the year
  ended December 31, 1995               --           13           59             72

Partners' capital at
  December 31, 1995                 20,661            1        2,717          2,718

Partners' distributions                 --           (1)        (137)          (138)

Net loss for the year ended
  December 31, 1996                     --           (1)        (142)          (143)

Partners' capital (deficit) at
  December 31, 1996                 20,661      $    (1)      $2,438         $2,437

           See Accompanying Notes to Consolidated Financial Statements


                       UNITED INVESTORS GROWTH PROPERTIES II

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)

                                                     Years Ended December 31,
                                                        1996           1995
Cash flows from operating activities:
  Net (loss) income                                   $ (143)         $  72
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
    Equity in net loss (income) of joint venture           4            (17)
    Depreciation                                         302            286
    Amortization of loan costs                            23             23
    Casualty gain                                         --            (17)
    Change in accounts:
      Restricted cash                                      2             (2)
      Accounts receivable                                  4            (12)
      Escrows for taxes and insurance                     10             (3)
      Other assets                                         3             --
      Accounts payable                                    --            (15)
      Tenant security deposit liabilities                 (2)             2
      Accrued property taxes                              16             (1)
      Other liabilities                                    7             20

         Net cash provided by operating
            activities                                   226            336

Cash flows from investing activities:
  Property improvements and replacements                 (76)          (119)
  Advances to joint venture                               --            (18)
  Liquidating distribution from joint venture             61             --
  Deposits to restricted escrows                         (21)           (16)
  Insurance proceeds from casualty item                   --             52

         Net cash used in investing
            activities                                   (36)          (101)

Cash flows from financing activities:
  Partners' distributions                               (138)          (206)
  Payments on mortgage notes payable                     (60)           (60)

         Net cash used in financing
            activities                                  (198)          (266)

Net decrease in cash and cash equivalents                 (8)           (31)

Cash and cash equivalents at beginning of year           482            513

Cash and cash equivalents at end of year              $  474          $ 482

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $  406          $ 448

         See Accompanying Notes to Consolidated Financial Statements




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

Investment in limited partnership: The Partnership owns a 99.99% interest and is the sole general partner in Riverwalk Apartments Limited Partnership (A Missouri Limited Partnership) ("Riverwalk"), a 104 unit apartment complex located in Houston, Texas. An unaffiliated individual is the sole limited partner. The Partnership reflects its interest in Riverwalk utilizing full consolidation whereby all of the accounts of Riverwalk are included in the consolidated financial statements of the Partnership (with intercompany accounts being eliminated). The minority interest of the limited partner is not material.

Income taxes: For income tax purposes, the Partnership reports revenue and costs and expenses on the accrual method. No income tax provisions have been shown in the accompanying statements of operations since the partners are taxed individually.

Investment properties: During 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of "FASB No. 121" had no effect on the Partnership's financial statements.

Depreciation is computed using straight-line methods over estimated useful lives of fifteen to twenty-seven and one half years for buildings and improvements and five to seven years for furniture and fixtures.

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

Fair Value: In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate the value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was $19,000 and $12,000 for the years ended December 31, 1996 and 1995, respectively.

Reclassifications: Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


NOTE B - INVESTMENT IN JOINT VENTURE

The Partnership owned a 40% interest in Renaissance Village Associates, a joint venture with United Investors Growth Properties, an affiliated partnership in which the General Partner is also the sole General Partner. The joint venture owned a 124 unit apartment complex located in Seattle, Washington.

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


NOTE C - MORTGAGE NOTES PAYABLE

The principal terms of mortgage notes payable are as follows (dollar amounts in thousands):


                           Principal    Monthly                        Principal
                          Balance At    Payment     Stated              Balance
                         December 31,  Including   Interest   Maturity   Due At
Property                     1996       Interest     Rate       Date    Maturity

Riverwalk Apartments       $2,641        $ 22       9.250%    04/01/02   $2,465
Stone Ridge Apartments      2,332          20       8.375%    11/01/97    2,297

    Total                  $4,973        $ 42                            $4,762

The estimated fair value of the Partnership's aggregate debt is approximately $5,212,000. This value represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership might pay in actual market transactions.

The mortgage notes payable are nonrecourse and are secured by pledge of the respective properties and by pledge of revenue from operations of the respective rental properties. The mortgage loan collateralized by Riverwalk Apartments contains a clause providing for a prepayment penalty of not less than 1% of the outstanding balance of the mortgage and possible additional amounts depending on interest rates in effect at the time of prepayment. The mortgage loan collateralized by Stone Ridge Apartments may be extended for an additional 5 years subject to the property meeting certain ratios as defined in the note.
The loan is also subject to a prepayment penalty of 1% through maturity.


Scheduled maturities of principal are as follows:



        Years Ending December 31,                 (in thousands)
            1997                                        $2,360
            1998                                            30
            1999                                            32
            2000                                            36
            2001                                            40
            Thereafter                                   2,475
                                                        $4,973



NOTE D - PARTNERS' CAPITAL (DEFICIT)

ALLOCATIONS OF NET INCOME AND LOSS - In accordance with the partnership agreement, net income and net loss (as defined in the Partnership Agreement, income or loss of the Partnership determined without regard to gain or loss from sale) shall be allocated 1% to the General Partner and 99% to the limited partners.

DISTRIBUTIONS - The Partnership allocates distributions 1% to the General Partner and 99% to the limited partners. On February 14, 1997, the Partnership paid a distribution to the partners of $35,000.

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

Anything in the Partnership Agreement to the contrary notwithstanding, the interests of the General Partner, in the aggregate, in each material item of income, gain, loss, deduction and credit of the Partnership will be equal to at least 1% of each item at all times during the existence of the Partnership.

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

NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees are included in operating expenses. The following payments were made to affiliates of the General Partner during each of the year ended December 31, 1996 and 1995.


                                                          1996             1995
                                                                (in thousands)

   Property management fees                                $79               $75
   Reimbursement for services of affiliates                 32                30


In addition, affiliates of the General Partner were paid approximately $6,000 and $2,000 during 1996 and 1995, respectively for construction oversight costs incurred in conjunction with the Partnership's capital improvement and major repair projects.

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


NOTE F - PARTNER TAX INFORMATION

The following is a reconciliation between net (loss) income as reported in the consolidated financial statements and federal taxable loss allocated to the partners in the Partnership's tax return for the years ended December 31, 1996 and 1995 (in thousands, except per unit data):


                                                     1996               1995

Net (loss) income as reported                      $ (143)           $    72
Add (deduct):
   Accrued expenses                                    --                  1
   Deferred revenue and other liabilities              (9)              (532)
   Depreciation differences                             3                 (1)

Federal taxable loss                               $ (149)           $  (460)

Federal taxable loss
   per limited partnership unit                    $(7.13)           $(22.03)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 1996 (in thousands):


     Net assets as reported                               $ 2,437
     Differences in basis of assets and liabilities:
      Investment properties at cost                            (6)
      Accumulated depreciation                                (34)
      Deferred Revenue and other                               41
      Syndication costs                                       681
      Net assets - tax basis                              $ 3,119



NOTE G - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(dollar amounts in thousands)


                                             Initial Cost
                                            To Partnership
                                                                   Cost
                                                  Buildings     Capitalized
                                                 and Related     (Removed)
                                                  Personal    Subsequent to
Description           Encumbrances    Land        Property     Acquisition

Riverwalk                $2,641      $  646        $3,062       $ 443
                                                                  (46)

Stone Ridge               2,332         425         3,265         318

      Totals             $4,973      $1,071        $6,327       $ 715


<capiton>
                   Gross Amount At Which Carried
                         At December 31, 1996

                        Buildings
                       And Related
                         Personal                Accumulated      Date of         Date      Depreciable
Description     Land    Property        Total   Depreciation    Construction    Acquired     Life-Years
Riverwalk     $  646     $3,459        $4,105      $  658           1985        03/31/92      5-27.5
Stone Ridge      425      3,583         4,008         610           1987        07/01/92      5-27.5

Totals        $1,071     $7,042        $8,113      $1,268



Reconciliation of "Investment Properties and Accumulated Depreciation":



                                             Years Ended December 31,
                                               1996           1995
Investment Properties
Balance at beginning of year                 $8,037         $7,964
  Property improvements                          76            119
  Disposals of property                          --            (46)

Balance at End of Year                       $8,113         $8,037

Accumulated Depreciation
Balance at beginning of year                 $  966         $  691
  Depreciation expense                          302            286
  Disposals of property                          --            (11)

Balance at end of year                       $1,268         $  966



The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996, is $8,106,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996, is $1,301,000.


NOTE H - CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. Management of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 8.CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                      PART III

ITEM 9.DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  The Registrant has no officers or directors. The General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

  The names of the directors and executive officers of United Investors Real Estate, Inc. ("UIRE"), the Partnership's General Partner, as of December 31, 1996, their ages and the nature of all positions with UIRE, presently held by them are set forth below. There are no family relationships between or among any officers or directors.


        Name                           Age                Position

       Carroll D. Vinson               56                President, Director

       William H. Jarrard, Jr.         50                Vice President

       Robert D. Long, Jr.             29                Controller, Principal
                                                         Accounting Officer

       John K. Lines                   37                Secretary

       Kelley M. Buechler              39                Assistant Secretary


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

  William H. Jarrard, Jr. has been Vice President of UIRE since December 1992 and Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management for Insignia from July 1994 until January 1996.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  As of March, 1997, no person was known by the Registrant to be the beneficial owner of more than five percent of the outstanding Units of the Registrant.

  As of March, 1997, no Units were owned by the General Partner or any of its officers and directors.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  During 1996 and 1995, the General Partner received distributions of $1,000 and $2,000, respectively. For a description of the distributions and the allocation of income and loss to which the General Partner is entitled, reference is made to "Note D" of the Notes to Consolidated Financial Statements included in "Item 7" of this report.

  The Registrant has property management agreements with affiliates of Insignia pursuant to which such affiliates have assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia's affiliates receive property management fees equal to 5% of apartment revenues. During the years ended December 31, 1996 and 1995, affiliates of Insignia received $79,000 and $75,000 of fees for property management services, respectively.

  Pursuant to Section 9(e) of the Registrant's Agreement of Limited
Partnership, the General Partner may be reimbursed by the Registrant for certain of its administrative costs. The Partnership shall reimburse the General Partner or its affiliates the actual cost of goods, materials, and services obtained from unaffiliated parties. Administrative services performed by the General Partner or its affiliates shall be reimbursed at cost; provided, however, that the amounts charged do not exceed the lesser of (1) the actual cost of such services, or (2) 90% of the amount which the Partnership would be required to pay to an independent party for comparable services in the same geographic location. During the years ended December 31, 1996 and 1995, affiliates of Insignia received $32,000 and $30,000, respectively, of such reimbursements.

  For a further description of payments made by the Registrant to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Registrant, see "Note E" of the Notes to Consolidated Financial Statements included as part of this report.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:  See Exhibit Index contained herein.

      (b) Reports on Form 8-K filed in the fourth quarter of fiscal year 1996:

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



                                Date:  March 27, 1997


     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Carroll D. Vinson                  President               March 27, 1997
Carroll D. Vinson

/s/ Robert D. Long, Jr.                Controller and          March 27, 1997
Robert D. Long, Jr.                    Principal Accounting
                                       Officer



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