Form 10QSB
period 1997-03-31
UNITED INVESTORS GROWTH PROPERTIES II
filed 1997-05-12
CIK 862114

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


                For the quarterly period ended March 31, 1997


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

                                   March 31, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                   $  576
     Restricted-tenant security deposits                                43
  Accounts receivable                                                    2
  Escrows for taxes and insurance                                       44
  Restricted escrow                                                     23
  Other assets                                                          77
  Investment properties
     Land                                           $ 1,071
     Buildings and related personal property          7,050

                                                      8,121
     Less accumulated depreciation                   (1,345)         6,776

                                                                    $7,541

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                  $   14
  Tenant security deposits                                              43
  Accrued taxes                                                         57
  Other liabilities                                                     57
  Mortgage notes payable                                             4,956

Partners' Capital (Deficit)
  General partner                                   $    (1)
  Limited partners
     20,661 units issued and outstanding)             2,415          2,414
                                                                    $7,541

          See Accompanying Notes to Consolidated Financial Statements

b)                       UNITED INVESTORS GROWTH PROPERTIES II

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                             (in thousands, except unit data)

                                                              Three Months Ended
                                                                  March 31,
                                                              1997          1996
Revenues:
     Rental income                                          $  386          $  366
     Other income                                               26              25
          Total revenues                                       412             391

Expenses:
     Operating                                                 122             106
     General and administrative                                 17              20
     Maintenance                                                37              21
     Depreciation                                               77              74
     Interest                                                  116             117
     Property taxes                                             31              29
          Total expenses                                       400             367

     Net income                                             $   12          $   24

Net income allocated to general partner (1%)                $   --          $   --
Net income allocated to limited partners (99%)                  12              24

                                                            $   12          $   24

Net income per limited partnership unit                     $  .58          $ 1.16

          See Accompanying Notes to Consolidated Financial Statements


  c)                   UNITED INVESTORS GROWTH PROPERTIES II

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Deficit)
                                    (Unaudited)
                     For the Three Months Ended March 31, 1997
                          (in thousands, except unit data)

                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner     Partners        Total
Original capital contributions       20,661     $     --      $  5,165    $   5,165

Partners' capital (deficit)
  at December 31, 1996               20,661     $     (1)     $  2,438    $   2,437

Distributions to Partners                --           --           (35)         (35)

Net income for the three months
  ended March 31, 1997                   --           --            12           12

Partners' capital (deficit) at
  March 31, 1997                     20,661     $     (1)     $  2,415    $   2,414

          See Accompanying Notes to Consolidated Financial Statements

d)                     UNITED INVESTORS GROWTH PROPERTIES II

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                                Three Months Ended
                                                                     March 31,
                                                                 1997         1996
Cash flows from operating activities:
  Net income                                                    $  12         $  24
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                   77            74
    Amortization of loan costs                                      6             6
    Change in accounts:
      Restricted cash                                              --            (2)
      Accounts receivable                                           7            (1)
      Escrows for taxes and insurance                             (35)          (34)
      Other assets                                                  5             4
      Accounts payable                                              6            --
      Tenant security deposit liabilities                          --             2
      Accrued taxes                                                16            30
      Other liabilities                                            --             8

         Net cash provided by operating activities                 94           111

Cash flows from investing activities:
  Property improvements and replacements                           (8)          (12)
  Receipts from restricted escrows                                 72            --
  Deposits to restricted escrow                                    (4)           (4)

         Net cash provided by (used in)
           investing activities                                    60           (16)

Cash flows from financing activities:
  Payments on mortgage notes payable                              (17)          (16)
  Partners' distributions                                         (35)          (35)

         Net cash used in financing activities                    (52)          (51)

Net increase in cash and cash equivalents                         102            44

Cash and cash equivalents at beginning of period                  474           482

Cash and cash equivalents at end of period                      $ 576         $ 526

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 110         $ 111

          See Accompanying Notes to Consolidated Financial Statements


e)                     UNITED INVESTORS GROWTH PROPERTIES II
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of United Investors Growth Properties II ("The Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner (United Investors Real Estate, Inc.), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - BASIS OF ACCOUNTING

The financial statements include the Partnership's only directly-owned property, Stone Ridge Apartments. The Partnership also owns a 99.99% interest and is the sole general partner in Riverwalk Apartments Limited Partnership ("Riverwalk"). An unaffiliated party is the sole limited partner. The Partnership consolidates its interest in Riverwalk (whereby all accounts are included in the consolidated financial statements of the Partnership with intercompany accounts being eliminated). The minority interest of the limited partner is not material to the Partnership. In addition, the Partnership owned a 40% interest in Renaissance Village Associates ("Renaissance"). During the third quarter of 1995, Renaissance Village Apartments was sold by Renaissance and the joint venture was liquidated during the second quarter of 1996 (see "Note D".)

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


NOTE D - INVESTMENT IN JOINT VENTURE

On August 30, 1995, Renaissance Village Apartments was sold to an unaffiliated party, Kauri Investments, Ltd. The Partnership's share of the gain recognized on the sale of the joint venture's property was approximately $66,000. All the remaining liabilities of the joint venture have been satisfied, and the remaining assets of the joint venture were distributed to the joint venturers with the Partnership receiving a liquidating distribution of $61,000 during the second quarter of 1996.

NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments (included in operating expenses) to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner for the three months ended March 31, 1997 and 1996 (in thousands):


                                                1997       1996

Property management fees                        $20         $19
Reimbursements for services of affiliates         9           8

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 1997 and 1996:
                                                   Average
                                                  Occupancy
Property                                      1997         1996
Riverwalk
  Houston, Texas                              97%           96%
Stone Ridge
  Overland Park, Kansas                       95%           96%

The Partnership realized net income of $12,000 for the three months ended March 31, 1997 compared to net income of $24,000 for the three months ended March 31, 1996. The decrease in net income was attributable to higher operating and maintenance expenses for the three months ended March 31, 1997, compared to the corresponding period of 1996. Operating expenses increased due to an increase in corporate unit expense, legal fees and travel and training. Maintenance expense increased primarily due to foundation repairs at Riverwalk Apartments. Included in maintenance expense is $11,000 of major repairs and maintenance related to this project. The increase in expenses was mitigated by an increase in rental revenues as a result of increased rental rates at the Partnership's properties.

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

At March 31, 1997, the Partnership held unrestricted cash of $576,000 compared to $526,000 at March 31, 1996. Net cash provided by operating activities decreased due to increases in operating and maintenance expenses discussed above. Net cash provided by investing activities increased due to receipts from the restricted escrow for capital improvements made at Riverwalk Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $4,956,000 matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Cash distributions of $35,000 were made during the first three months ended March 31, 1997 and 1996. The distributions were made from cash generated by property operations. The General Partner of the Partnership anticipates that the Partnership will continue to make cash distributions as property operations permit throughout 1997.




                            PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K:

   None filed during the quarter ended March 31, 1997.


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




                               Date: May 12, 1997