Form 10QSB
period 1997-06-30
UNITED INVESTORS GROWTH PROPERTIES II
filed 1997-08-07
CIK 862114

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from.........to.........

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

                         One Insignia Financial Plaza
                       Greenville, South Carolina 29602
                   (Address of principal executive offices)


                                (864) 239-1000
                         (Issuer's telephone number)


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

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)
                                   June 30, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                                $  596
     Restricted-tenant security deposits                             43
  Accounts receivable                                                 1
  Escrows for taxes and insurance                                    40
  Restricted escrow                                                   7
  Other assets                                                       82
  Investment properties
     Land                                         $ 1,071
     Buildings and related personal property        7,070

                                                    8,141
     Less accumulated depreciation                 (1,423)        6,718

                                                                 $7,487

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                               $   20
  Tenant security deposits                                           43
  Accrued taxes                                                      62
  Other liabilities                                                  65
  Mortgage notes payable                                          4,939

Partners' Capital (Deficit)
  General partner's                               $    (2)
  Limited partners' (20,661
     units issued and outstanding)                  2,360         2,358

                                                                 $7,487

          See Accompanying Notes to Consolidated Financial Statements

b)                  UNITED INVESTORS GROWTH PROPERTIES II

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)

                                   Three Months Ended          Six Months Ended
                                        June 30,                   June 30,
                                   1997          1996          1997         1996
Revenues:
  Rental income                  $   391       $   370     $   777       $   736
  Other income                        25            28          51            53
       Total revenues                416           398         828           789

Expenses:
  Operating                          133           118         255           224
  General and administrative          20            16          37            36
  Maintenance                         63            55         100            76
  Depreciation                        78            75         155           149
  Interest                           115           116         231           233
  Property taxes                      29            30          60            59

       Total expenses                438           410         838           777

Equity in loss of joint
  venture                             --            (4)         --            (4)

Net (loss) income                $   (22)      $   (16)    $   (10)      $     8

Net (loss) income allocated
  to general partner (1%)        $    --       $    --     $    --       $    --
Net (loss) income allocated
  to limited partners (99%)          (22)          (16)        (10)            8
                                 $   (22)      $   (16)    $   (10)      $     8
Net (loss) income per limited
  partnership unit               $ (1.06)      $  (.77)    $  (.48)      $   .39

          See Accompanying Notes to Consolidated Financial Statements

c)                  UNITED INVESTORS GROWTH PROPERTIES II

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Deficit)
                                 (Unaudited)
                    For the Six Months Ended June 30, 1997
                       (in thousands, except unit data)

                                   Limited
                                 Partnership   General      Limited
                                    Units      Partner's    Partners'     Total
Original capital contributions      20,661     $    --      $ 5,165      $ 5,165

Partners' (deficit) capital
  at December 31, 1996              20,661     $    (1)     $ 2,438      $ 2,437

Distributions to Partners               --          (1)         (68)         (69)

Net loss for the six months
  ended June 30, 1997                   --          --          (10)         (10)

Partners' (deficit) capital
  at June 30, 1997                  20,661     $    (2)     $ 2,360      $ 2,358

          See Accompanying Notes to Consolidated Financial Statements

d)                     UNITED INVESTORS GROWTH PROPERTIES II

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                                  Six Months Ended
                                                                      June 30,
                                                                 1997          1996
Cash flows from operating activities:
  Net (loss) income                                            $  (10)        $    8
    Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
    Equity loss of joint venture                                   --              4
    Depreciation                                                  155            149
    Amortization of loan costs                                     12             12
    Change in accounts:
      Restricted cash                                              --              2
      Accounts receivable                                           8             (8)
      Escrows for taxes and insurance                             (31)           (24)
      Other assets                                                 (6)           (10)
      Accounts payable                                             12              6
      Tenant security deposit liabilities                          --             (2)
      Accrued taxes                                                21             34
      Other liabilities                                             8             (2)

         Net cash provided by operating activities                169            169

Cash flows from investing activities:
  Property improvements and replacements                          (28)           (34)
  Liquidating distribution from joint venture                      --             61
  Deposits to restricted escrow                                    (8)            (8)
  Receipts from restricted escrows                                 92             --

         Net cash provided by investing activities                 56             19

Cash flows from financing activities:
  Payments on mortgage notes payable                              (34)           (32)
  Partners' distributions                                         (69)           (69)

         Net cash used in financing activities                   (103)          (101)

Net increase in unrestricted cash and cash equivalents            122             87

Unrestricted cash and cash equivalents at beginning
  of period                                                       474            482

Unrestricted cash and cash equivalents at end of period        $  596         $  569

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $  219         $  222

          See Accompanying Notes to Consolidated Financial Statements

e)                  UNITED INVESTORS GROWTH PROPERTIES II

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of United Investors Growth Properties II ("The Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

The General Partner's ability to honor its purchase obligation will depend upon its ability to raise sufficient funds. As of the date of this Report, the General Partner does not have sufficient funds to honor its purchase obligation and it has not received any commitment or other indication that it will obtain sufficient funds to honor this obligation. Accordingly there can be no assurance that sufficient funds will be available to enable the General Partner to honor its purchase obligation.

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

NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner during each of the six months ended June 30, 1997 and 1996 (in thousands):

                                                               1997         1996

     Property management fees (included in
       operating expenses)                                      $41         $38
     Reimbursements for services of affiliates (included
       in general and administrative expenses)                   16          17

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1997 and 1996:


                                        Average
                                       Occupancy
Property                           1997         1996

Riverwalk
  Houston, Texas                    96%          96%
Stone Ridge
  Overland Park, Kansas             96%          95%

The Partnership realized a net loss of approximately $10,000 for the six months ended June 30, 1997, compared to net income of approximately $8,000 for the six months ended June 30, 1996. The net loss for the three months ended June 30, 1997, was approximately $22,000 compared to approximately $16,000 for the three months ended June 30, 1996. The increase in net loss is primarily due to an increase in operating and maintenance expenses. Operating expenses increased due to an increase in utilities and corporate unit expenses. Included in the maintenance expense for the six months ended June 30, 1997 is approximately $38,000 of major repairs and maintenance comprised primarily of exterior building and parking lot repairs. Included in maintenance expenses for the six months ended June 30, 1996 is approximately $27,000 of major repairs and maintenance comprised of exterior painting and landscaping. Also contributing to the increase in maintenance expense was an increase in contract yards and grounds and swimming pool repairs at both properties in 1997. The increase in these expenses was partially offset by an increase in rental revenues as a result of increased rental rates at the Partnership's properties.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

At June 30, 1997, the Partnership held unrestricted cash and cash equivalents of $596,000 compared to $569,000 at June 30, 1996. Net cash provided by operating activities and net cash used in financing activities for the six months ended June 30, 1997 were comparable with the corresponding period in 1996. Net cash provided by investing activities increased due to receipts from the restricted escrow for capital improvements made at Riverwalk Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $4,939,000 matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. The mortgage note payable on Stone Ridge Apartments matures November 1, 1997. Currently the General Partner is investigating alternatives with regard to the refinancing of the property. However, there can be no assurance that the Partnership will be successful. If the Partnership is not successful in obtaining refinancing, the Partnership will have to sell the property or risk losing the property through foreclosure. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Cash distributions of $69,000 were made during the first six months of 1997 and 1996.


                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


a) Exhibits 27, Financial Data Schedule, is filed as an exhibit to this report.

b)   Reports on Form 8-K:

     None filed during the quarter ended June 30, 1997.


                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the istrant has duly caused this report to be signed on its behalf by the undersigned, reunto duly authorized.



                            UNITED INVESTORS GROWTH PROPERTIES II

                            By: United Investors Real Estate, Inc.
                                Its General Partner


                            By: /s/ Carroll D. Vinson
                                Carroll D. Vinson
                                President


                            By: /s/ Robert D. Long, Jr.
                                Robert D. Long, Jr.
                                Vice President/CAO


                            Date: August 7, 1997