Form 10-Q
period 1997-09-30
UNITED INVESTORS GROWTH PROPERTIES II
filed 1997-11-13
CIK 862114

FORM 10-QSB.--QUARTERLY OR TRANSITIONAL REPORT
                         UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997


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

                                 September 30, 1997

Assets
  Cash and cash equivalents:
     Unrestricted                                                    $   582
     Restricted-tenant security deposits                                  44
  Accounts receivable                                                      2
  Escrows for taxes and insurance                                         82
  Restricted escrow                                                       11
  Other assets                                                            80
  Investment properties
     Land                                             $ 1,071
     Buildings and related personal property            7,087
                                                        8,158
     Less accumulated depreciation                     (1,502)         6,656
                                                                    $  7,457

Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                                  $     24
  Tenant security deposits                                                44
  Accrued property taxes                                                  94
  Other liabilities                                                       72
  Mortgage notes payable                                               4,921

Partners' Capital (Deficit)
  General partner's                                   $    (2)
  Limited partners' (20,661 units
     issued and outstanding)                            2,304          2,302
                                                                    $  7,457

          See Accompanying Notes to Consolidated Financial Statements


b)                  UNITED INVESTORS GROWTH PROPERTIES II

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)

                                      Three Months Ended       Nine Months Ended
                                        September 30,            September 30,
                                     1997          1996       1997          1996
Revenues:
  Rental income                    $  395        $  378     $ 1,172       $ 1,114
  Other income                         26            30          77            83
       Total revenues                 421           408       1,249         1,197

Expenses:
  Operating                           132           127         387           351
  General and administrative           39            16          76            52
  Maintenance                          47            97         147           173
  Depreciation                         79            75         234           224
  Interest                            114           117         345           350
  Property taxes                       31            29          91            88
       Total expenses                 442           461       1,280         1,238

Equity in loss of
  joint venture                        --            --          --            (4)

Net loss                           $  (21)       $  (53)    $   (31)      $   (45)

Net loss allocated
  to general partner (1%)          $   --        $   (1)    $    --       $    --
Net loss allocated
  to limited partners (99%)           (21)          (52)        (31)          (45)
                                   $  (21)       $  (53)    $   (31)      $   (45)
Net loss per limited
  partnership unit                 $(1.02)       $(2.52)    $ (1.50)      $ (2.18)

          See Accompanying Notes to Consolidated Financial Statements

c)                  UNITED INVESTORS GROWTH PROPERTIES II
       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (Unaudited)
                       (in thousands, except unit data)

                                    Limited
                                  Partnership  General     Limited
                                     Units     Partner's   Partners'       Total
Original capital contributions      20,661    $     --    $   5,165     $    5,165

Partners' (deficit) capital
  at December 31, 1996              20,661    $     (1)   $   2,438     $    2,437

Distributions to partners               --          (1)        (103)          (104)

Net loss for the nine months
  ended September 30, 1997              --          --          (31)           (31)

Partners' (deficit) capital at
  September 30, 1997                20,661    $     (2)   $   2,304     $    2,302

          See Accompanying Notes to Consolidated Financial Statements


d)                     UNITED INVESTORS GROWTH PROPERTIES II

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                        1997            1996
Cash flows from operating activities:
  Net loss                                                          $  (31)           $  (45)
    Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Equity in loss of joint venture                                     --                 4
    Depreciation                                                       234               224
    Amortization of loan costs                                          18                18
    Change in accounts:
      Restricted cash                                                   (1)                2
      Accounts receivable                                                7                (2)
      Escrows for taxes and insurance                                  (73)              (58)
      Other assets                                                     (10)               (1)
      Accounts payable                                                  16                 6
      Tenant security deposit liabilities                                1                (2)
      Accrued property taxes                                            53                63
      Other liabilities                                                 15                 1

            Net cash provided by operating activities                  229               210

Cash flows from investing activities:
  Property improvements and replacements                               (45)              (48)
  Liquidating distribution from joint venture                           --                61
  Deposits to restricted escrow                                        (12)              (12)
  Receipts from restricted escrow                                       92                --

         Net cash provided by investing activities                      35                 1

Cash flows from financing activities:
  Payments on mortgage notes payable                                   (52)              (48)
  Partners' distributions                                             (104)             (104)

         Net cash used in financing activities                        (156)             (152)

Net increase in unrestricted cash and cash equivalents                 108                59

Unrestricted cash and cash equivalents at beginning
  of period                                                            474               482

Unrestricted cash and cash equivalents at end of period             $  582            $  541

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $  328            $  332

          See Accompanying Notes to Consolidated Financial Statements

e)                          UNITED INVESTORS GROWTH PROPERTIES II
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of United Investors Growth Properties II (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

NOTE C - REPURCHASE OF UNITS

The Partnership's partnership agreement contains a provision which states that the General Partner shall purchase up to 10% of the limited partnership Units outstanding at the fifth anniversary date of the last Additional Closing Date and become a limited partner with respect to such units. Any Limited Partner desiring to sell all or any of his Units to the General Partner was required to submit a written request to the General Partner beginning 30 days prior to the fifth anniversary date. As of the date of the report, the fifth anniversary date had passed. The General Partner was unable to honor its purchase obligation due to its inability to raise sufficient funds.


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

NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner during each of the nine months ended September 30, 1997 and 1996 (in thousands):


                                                          1997        1996
Property management fees (included in
  operating expenses)                                     $62         $58
Reimbursements for services of affiliates
  (included in general and administrative
   and operating expenses)                                 33          30

For the period January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who received payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.


NOTE F - SUBSEQUENT EVENT

On November 3, 1997, the Partnership refinanced the mortgage for Stone Ridge Apartments. The refinancing replaced indebtedness of approximately $2,297,000 with a new mortgage in the amount of $3,300,000. The new loan requires monthly principal and interest payments of $22,244, bears interest at 7.13% per annum, is being amortized over 30 years and matures on December 1, 2004. In connection with this refinancing the lender required that the property be placed in a limited liability corporation (a "LLC"). Accordingly the Partnership transferred ownership of this property to Stone Ridge Apartments, L.L.C., a wholly-owned subsidiary of the Partnership.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1997 and 1996:

                                                Average
                                               Occupancy
Property                                  1997             1996

Riverwalk Apartments
  Houston, Texas                           96%              96%
Stone Ridge Apartments
  Overland Park, Kansas                    96%              96%

The Partnership realized a net loss of approximately $31,000 for the nine months ended September 30, 1997, compared to net loss of approximately $45,000 for the nine months ended September 30, 1996. The net loss for the three months ended September 30, 1997, was approximately $21,000 compared to approximately $53,000 for the three months ended September 30, 1996. The decreases in net loss are primarily due to increased rental income at both properties and decreased maintenance expenses at Riverwalk. Rental income increased as a result of rate increases at both properties during 1997. Included in the maintenance expense for the nine months ended September 30, 1997 is approximately $53,000 of major repairs and maintenance comprised primarily of exterior building and parking lot repairs. Included in maintenance expenses for the nine months ended September 30, 1996 is approximately $96,000 of major repairs and maintenance comprised primarily of exterior painting and exterior building repairs. Riverwalk's exterior rehabilitation project occurred primarily in the third quarter of 1996. Partially offsetting the increased rental income and decreased maintenance expense was an increase in general and administrative expenses due to legal costs incurred in the third quarter of 1997.

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

At September 30, 1997, the Partnership held unrestricted cash and cash equivalents of $582,000 compared to $541,000 at September 30, 1996. Net cash provided by operating activities increased primarily due to the decrease in net loss, as discussed above. Net cash provided by investing activities increased due to receipts from the restricted escrow for capital improvements made at Riverwalk Apartments. Net cash used in financing activities for the nine months ended September 30, 1997 was comparable with the corresponding period in 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $4,921,000 matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. The mortgage note payable on Stone Ridge Apartments matured November 1, 1997. On November 3, 1997, the Partnership refinanced the mortgage on Stone Ridge. The refinancing replaced indebtedness of approximately $2,297,000 with a new mortgage in the amount of $3,300,000. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. Cash distributions of $104,000 were made during the first nine months of 1997 and 1996.


                         PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


a)      Exhibits: See Exhibit Index contained herein.

b)      Reports on Form 8-K:

        None filed during the quarter ended September 30, 1997.



                                  SIGNATURES


  In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              UNITED INVESTORS GROWTH PROPERTIES II


                               By: United Investors Real Estate, Inc.
                                   Its General Partner


                              By:  /s/Carroll D. Vinson
                                   Carroll D. Vinson
                                   President


                              By:  /s/Robert D. Long, Jr.
                                   Robert D. Long, Jr.
                                   Vice President/CAO


                               Date: November 13, 1997


                        United Investors Growth Properties II
                                    Exhibit Index

            Exhibit Number                  Description of Exhibit

               10.17 Multifamily Note dated November 3, 1997, by and between Stone Ridge Apartments, L.L.C., a South Carolina limited liability company and Lehman Brothers Holdings, Inc., a Delaware corporation.

               27                      Financial Data Schedule.