Form 10KSB
period 1997-12-31
UNITED INVESTORS GROWTH PROPERTIES II
filed 1998-03-26
CIK 862114

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                                UNDER SECTION 13 OR 15(D)

                                  FORM 10-KSB

(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                       For the fiscal year ended December 31, 1997

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

State issuer's revenues for its most recent fiscal year:  $1,675,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days: Market value information for the Partnership's partnership interests is not available.
Should a trading market develop for these interests, it is the General Partner's belief that the aggregate market value of the voting partnership interest would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Partnership dated June 18, 1990 (included in Registration Statement, No. 33-34111 of Registrant) are incorporated by reference into Parts I and III.


                                       PART I

ITEM 1.   DESCRIPTION OF BUSINESS

United Investors Growth Properties II (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri pursuant to a Certificate of Limited Partnership filed on March 23, 1990, with the Missouri Secretary of State. The Partnership is governed by an Agreement of Limited Partnership dated February 22, 1991. United Investors Real Estate, Inc., a Delaware corporation, is the sole general partner (the "General Partner") of the Partnership. Effective December 31, 1992, 100% of the General Partner's common stock was purchased by MAE GP Corporation ("MAE GP"), which is wholly-owned by Metropolitan Asset Enhancement L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the General Partner is now a wholly-owned subsidiary of IPT. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The Partnership is engaged in the business of acquiring and operating multifamily residential and commercial properties and other income producing real estate. The Partnership owns a 99.99% interest in a limited partnership which owns an apartment complex and a 100% interest in a limited liability corporation (a "LLC") which owns a second apartment complex. In addition, the Partnership owned a 40% interest in a joint venture which owned an apartment complex. During the third quarter of 1995, the joint venture's property was sold, and the joint venture was liquidated during the second quarter of 1996 (see "Note B" of the Notes to Consolidated Financial Statements, included in "Item 7. Financial Statements"). The remaining properties are further described in "Item 2. Description of Properties" below.

Commencing on or about June 18, 1990, the Partnership began offering through United Investors Equity Services, Inc., a former affiliate of the Partnership (the "Selling Agent"), up to a maximum of 80,000 Units of limited partnership interest (the "Units") at $250 per Unit with a minimum required purchase of eight Units or $2,000 (four Units or $1,000 for an Individual Retirement Account). Limited partners (the "Limited Partners") are not required to make any additional capital contributions. The Units were registered under the Securities Act of 1933, as amended (the "Act"), under Registration Statement No. 33-34111, which Registration Statement was declared effective on June 18, 1990. The offering was extended beyond the initial termination date of June 18, 1992. On October 26, 1992, the General Partner terminated the extended offering period. Upon termination of the offering, the Partnership had accepted subscriptions for 20,661 Units resulting in Gross Offering Proceeds of $5,165,250.

The Partnership has no employees. Management and administrative services are performed by affiliates of Insignia. The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected affiliates of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, these affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12. Certain Partnerships and Related Transactions", which descriptions are herein incorporated by reference.

The real estate business is highly competitive. The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located, and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in businesses which may be competitive with the Partnership.

There have been, and it is possible there may be other, federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.


ITEM 2.  DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                          Date of
                          Purchase    Type of Ownership            Use

Riverwalk Apartments      03/31/92    General Partnership         Apartment
 Houston, TX                          interest                    104 units

Stone Ridge Apartments    07/01/92    Fee ownership subject       Apartment
 Overland Park, KS                    to first mortgage.          106 units

SCHEDULE OF PROPERTIES (IN THOUSANDS):

                        Gross
                      Carrying    Accumulated    Useful              Federal
Property                Value     Depreciation    Life     Method   Tax Basis

Riverwalk              $4,137      $  820        5-27.5      S/L    $  3,287
Stone Ridge             4,040         763        5-27.5      S/L       3,276

  Totals               $8,177      $1,583                           $  6,563

See "Note A" of the Notes to Consolidated Financial Statements included in "Item
7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES (IN THOUSANDS):


                     Principal                                        Principal
                     Balance At    Stated                              Balance
                    December 31,  Interest      Period     Maturity     Due At
Property                1997        Rate     Amortized(a)    Date      Maturity

Riverwalk             $2,614        9.25%      30 years    04/01/02    $2,465
Stone Ridge            3,300        7.13%      30 years    12/01/04     3,018

  Total               $5,914

a) The mortgage loans on each of the properties mature at various times with balloon payments due at maturity.

On November 3, 1997, the Partnership refinanced the mortgage encumbering Stone Ridge Apartments. The refinancing replaced indebtedness of approximately $2,297,000 with a new mortgage in the amount of $3,300,000. The new loan requires monthly principal and interest payments of approximately $22,000, bears interest at 7.13% per annum, is being amortized over 30 years and matures on December 1, 2004. Total capitalized loan costs were approximately $83,000. In connection with the refinancing the lender required that the property be placed in a limited liability corporation (a "LLC"). Accordingly the Partnership transferred ownership of this property to Stone Ridge Apartments, L.L.C., a wholly-owned subsidiary of the Partnership.


SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                          Average Annual              Average Annual
                      Rental Rates (per unit)           Occupancy
Property                1997          1996          1997         1996

Riverwalk              $7,659         $7,433         96%         96%
Stone Ridge             7,835          7,387         96%         96%


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

SCHEDULE OF REAL ESTATE TAXES (IN THOUSANDS) AND RATES:


                                              1997        1997
                                             Taxes        Rate

Riverwalk Apartments                        $   74        2.69%
Stone Ridge Apartments                          50        1.21%


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 1997, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.


                                      PART II

ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

At January 1, 1998, the number of holders of record of Limited Partnership Units was 563. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership made distributions of cash generated from operations of approximately $139,000 and $138,000 for the years ended December 31, 1997 and 1996, respectively. A distribution of $335,000 was declared and paid in the first quarter of 1998. This distribution represents a portion of the net proceeds from the mortgage refinancing at Stone Ridge, see discussion below. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net loss for the year ended December 31, 1997, of approximately $29,000 compared to a net loss for the year ended December 31, 1996 of approximately $143,000. The decrease in net loss is primarily attributable to increased rental income at both properties and decreased operating expenses. Rental income increased as a result of rate increases at both properties during 1997. Operating expenses decreased at both properties as a result of major exterior rehabilitation projects being completed in 1996. Included in operating expenses for the year ended December 31, 1996 is approximately $185,000 of major repairs and maintenance comprised primarily of exterior painting and exterior building repairs at both properties. Included in operating expenses for the year ended December 31, 1997 is approximately $54,000 of major repairs and maintenance comprised primarily of exterior building and parking lot repairs. Partially offsetting the increased rental income and decreased operating expense was an increase in general and administrative expenses due to legal costs incurred in the third quarter of 1997.

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

Liquidity and Capital Resources

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $1,508,000 compared to approximately $474,000 at December 31, 1996. The net increase in cash and cash equivalents for the year ended December 31, 1997 was $1,034,000 compared to a net decrease of $8,000 for the year ended December 31, 1996. Net cash provided by operating activities increased primarily due to the increase in rental income and the decrease in operating expenses, as discussed above. Partially offsetting the decreased loss was a decrease in accrued property taxes due to the timing of payments. Net cash provided by investing activities increased due to an increase in receipts from restricted escrows. Net cash provided by financing activities increased primarily due to the net proceeds received from the debt refinancing of Stone Ridge Apartments of approximately $920,000, as described below.

On November 3, 1997, the Partnership refinanced the mortgage encumbering Stone Ridge Apartments. The refinancing replaced indebtedness of approximately $2,297,000 with a new mortgage in the amount of $3,300,000. The new loan requires monthly principal and interest payments of approximately $22,000, bears interest at 7.13% per annum, is being amortized over 30 years and matures on December 1, 2004. Total capitalized loan costs were approximately $83,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $5,914,000 matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Cash distributions of approximately $139,000 were made during 1997 compared to approximately $138,000 during 1996. The distributions were made from cash generated by property operations. A distribution of $335,000 was declared and paid in the first quarter of 1998. This distribution represents a portion of the net proceeds from the mortgage refinancing at Stone Ridge. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. The General Partner of the Partnership anticipates that the Partnership will continue to make cash distributions, as property operations permit, throughout 1998.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



ITEM 7.  FINANCIAL STATEMENTS

UNITED INVESTORS GROWTH PROPERTIES II

LIST OF FINANCIAL STATEMENTS

  Independent Auditors' Report

  Consolidated Balance Sheet - December 31, 1997

  Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

  Consolidated Statement of Changes in Partners Capital (Deficit) - Years ended December 31, 1997 and 1996

  Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996


  Notes to Consolidated Financial Statements








INDEPENDENT AUDITORS' REPORT

The Partners
United Investors Growth Properties II
(A Missouri Limited Partnership)

We have audited the accompanying consolidated balance sheet of United Investors Growth Properties II (A Missouri Limited Partnership) ("the Partnership") as of December 31, 1997, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Greenville, South Carolina
February 17, 1998,
(except for Note H, as to which the date is March 17, 1998)


                    UNITED INVESTORS GROWTH PROPERTIES II

                          CONSOLIDATED BALANCE SHEET

                              December 31, 1997
                       (in thousands, except unit data)


Assets
  Cash and cash equivalents                                    $   1,508
  Receivables and deposits                                            71
  Restricted escrow                                                   15
  Other assets                                                       152
  Investment properties (Notes A and G):
    Land                                        $   1,071
    Buildings and related personal property         7,106
                                                    8,177
    Less accumulated depreciation                  (1,583)         6,594
                                                               $   8,340

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                             $      15
  Tenant security deposits payable                                    43
  Other liabilities                                                   99
  Mortgage notes payable (Note C)                                  5,914

Partners' Capital (Deficit) (Note D)
  General partner's                             $      (2)
  Limited partners' (20,661 units issued
      and outstanding)                              2,271          2,269
                                                               $   8,340

          See Accompanying Notes to Consolidated Financial Statements



                     UNITED INVESTORS GROWTH PROPERTIES II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                      Years Ended December 31,
                                                         1997         1996
Revenues:
  Rental income                                         $1,571       $1,497
  Other income                                             104          118
       Total revenues                                    1,675        1,615

Expenses:
  Operating                                                711          774
  General and administrative                                90           68
  Depreciation                                             315          302
  Interest                                                 467          465
  Property taxes                                           121          145
       Total expenses                                    1,704        1,754

Equity in net loss of joint venture (Note B)                --           (4)

Net loss                                                $  (29)      $ (143)

Net loss allocated to general partner (1%)              $   --       $   (1)

Net loss allocated to limited partners (99%)               (29)        (142)
                                                        $  (29)      $ (143)

Net loss per limited partnership unit                   $(1.40)      $(6.87)

Distributions per Limited Partnership Unit              $ 6.68       $ 6.63

          See Accompanying Notes to Consolidated Financial Statements


                     UNITED INVESTORS GROWTH PROPERTIES II

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)

                                    Limited
                                  Partnership    General      Limited
                                     Units       Partner      Partners        Total
Original capital contributions      20,661      $    --       $5,165         $5,165

Partners' capital at
   December 31, 1995                20,661      $     1       $2,717         $2,718

Partners' distributions                 --           (1)        (137)          (138)

Net loss for the year ended
   December 31, 1996                    --           (1)        (142)          (143)

Partners' (deficit) capital
   at December 31, 1996             20,661           (1)       2,438          2,437

Partners' distributions                 --           (1)        (138)          (139)

Net loss for the year ended
   December 31, 1997                    --           --          (29)           (29)

Partners' (deficit) capital
   at December 31, 1997             20,661      $    (2)     $ 2,271         $2,269

          See Accompanying Notes to Consolidated Financial Statements

                     UNITED INVESTORS GROWTH PROPERTIES II

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                        Years Ended December 31,
                                                           1997        1996
Cash flows from operating activities:
  Net loss                                               $  (29)     $ (143)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Equity in net loss of joint venture                      --           4
    Depreciation                                            315         302
    Amortization of loan costs                               23          23
    Change in accounts:
      Receivables and deposits                              (10)         16
      Other assets                                           (4)          3
      Accounts payable                                        7          --
      Tenant security deposits payable                       --          (2)
      Accrued property taxes                                (41)         16
      Other liabilities                                      42           7

      Net cash provided by operating activities             303         226

Cash flows from investing activities:
  Property improvements and replacements                    (64)        (76)
  Liquidating distribution from joint venture                --          61
  Net receipts from (deposits to) restricted escrows         76         (21)

      Net cash provided by (used in)
         investing activities                                12         (36)

Cash flows from financing activities:
  Payments on mortgage notes payable                        (62)        (60)
  Repayment of mortgage debt                             (2,297)         --
  Proceeds from debt refinancing                          3,300          --
  Loan costs paid                                           (83)         --
  Partners' distributions                                  (139)       (138)

      Net cash provided by (used in)
         financing activities                               719        (198)

Net increase (decrease) in cash and cash equivalents      1,034          (8)

Cash and cash equivalents at beginning of year              474         482

Cash and cash equivalents at end of year                 $1,508      $  474

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $  423      $  406

         See Accompanying Notes to Consolidated Financial Statements


                     UNITED INVESTORS GROWTH PROPERTIES II

                   Notes to Consolidated Financial Statements

                               December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: United Investors Growth Properties II (the "Partnership"), a Missouri Limited Partnership, was organized in March 1990, with the initial group of limited partners being admitted on February 22, 1991. Additional partners were admitted each month thereafter through October 1992.

The Partnership was formed to acquire and operate certain types of income-producing real estate. United Investors Real Estate, Inc. (the "General Partner"), is the general partner. Effective December 31, 1992, 100% of the General Partner's common stock was purchased by MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the General Partner is now a wholly-owned subsidiary of IPT.

Basis of accounting: The accompanying financial statements of the Partnership are prepared on the accrual basis and, therefore, revenue is recorded as earned and costs and expenses are recorded as incurred.

Cash and cash equivalents: The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security deposits: The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Principles of consolidation: The Partnership owns a 99.99% interest and is the sole general partner in Riverwalk Apartments Limited Partnership (a Missouri Limited Partnership) ("Riverwalk"), a 104 unit apartment complex located in Houston, Texas. An unaffiliated individual is the sole limited partner. The Partnership reflects its interest in Riverwalk utilizing full consolidation whereby all of the accounts of Riverwalk are included in the consolidated financial statements of the Partnership (with intercompany accounts being eliminated). The Partnership has the ability to control the major operating and financial policies of this Partnership. The minority interest of the limited partner is not material to the Partnership.

In November 1997, the Partnership transferred ownership of the Stone Ridge Apartments to Stone Ridge Apartments, LLC ("Stone Ridge"), a wholly-owned subsidiary of the Partnership.

Income taxes: For income tax purposes, the Partnership reports revenue and costs and expenses on the accrual method. No income tax provisions have been shown in the accompanying statements of operations since the partners are taxed individually.

Investment properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with "Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Depreciation is computed using straight-line methods over estimated useful lives of fifteen to twenty-seven and one half years for buildings and improvements and five to seven years for furniture and fixtures.

Loan Costs: Loan costs are deferred and are amortized as interest expense over the terms of the related loans. Unamortized loan costs of approximately $132,000 are included in other assets at December 31, 1997.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments: "SFAS No. 107, Disclosures about Fair Value of Financial Instruments," as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was $32,000 and $19,000 for the years ended December 31, 1997 and 1996, respectively.

Reclassifications: Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

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

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows (in thousands):


                         Principal    Monthly                         Principal
                        Balance At    Payment     Stated               Balance
                       December 31,  Including   Interest  Maturity    Due At
Property                   1997       Interest     Rate      Date     Maturity

Riverwalk Apartments      $2,614       $ 22        9.25%   04/01/02    $2,465
Stone Ridge Apartments     3,300         22        7.13%   12/01/04     3,018
    Total                 $5,914       $ 44


The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's properties and by pledge of revenue from operations of the respective rental properties. Both mortgage loans include prepayment penalties if repaid prior to maturity.

On November 3, 1997, the Partnership refinanced the mortgage encumbering Stone Ridge Apartments. The refinancing replaced indebtedness of approximately $2,297,000 with a new mortgage in the amount of $3,300,000. The new loan requires monthly principal and interest payments and is being amortized over 30 years with a balloon payment due at maturity. Total capitalized loan costs were approximately $83,000. In connection with the refinancing the lender required that the property be placed in a limited liability corporation (a "LLC"). Accordingly the Partnership transferred ownership of this property to Stone Ridge Apartments, LLC, a wholly-owned subsidiary of the Partnership.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 1997, are as follows (in thousands):


   Years Ending December 31,
            1998                          $      63
            1999                                 68
            2000                                 74
            2001                                 80
            2002                              2,519
            Thereafter                        3,110
                                          $   5,914

NOTE D - PARTNERS' CAPITAL (DEFICIT)

ALLOCATIONS OF NET INCOME AND LOSS - In accordance with the partnership agreement, net income and net loss (as defined in the Partnership Agreement, income or loss of the Partnership determined without regard to gain or loss from sale) shall be allocated 1% to the General Partner and 99% to the limited partners.

DISTRIBUTIONS - The Partnership allocates distributions 1% to the General Partner and 99% to the limited partners. On February 15, 1998, the Partnership made a distribution to the partners of approximately $335,000.

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

NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner during each of the years ended December 31, 1997 and 1996 (in thousands):

                                                   1997            1996

   Property management fees (included in
      operating expenses)                          $83             $79
   Reimbursement for services of affiliates,
      including $5,000 and $6,000 of
      construction service reimbursements in
      1997 and 1996, respectively (included
      in investment properties, general and
      administrative expenses and operating
      expenses)                                     40              38

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

NOTE F - PARTNER TAX INFORMATION

The following is a reconciliation between net loss as reported in the consolidated financial statements and federal taxable loss allocated to the partners in the Partnership's tax return for the years ended December 31, 1997 and 1996 (in thousands, except per unit data):


                                                  1997             1996

Net loss as reported                               (29)          $ (143)
Add (deduct):
   Deferred revenue and other liabilities           15               (9)
   Depreciation differences                          6                3

Federal taxable loss                            $   (8)          $ (149)

Federal taxable loss
   per limited partnership unit                 $ (.38)           $(7.13)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 1997 (in thousands):


     Net assets as reported                               $ 2,269
     Differences in basis of assets and liabilities:
      Investment properties at cost                           (12)
      Accumulated depreciation                                (19)
      Deferred Revenue and other                               53
      Syndication costs                                       681
      Net assets - tax basis                              $ 2,972


NOTE G - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(in thousands)

                                               Initial Cost
                                              To Partnership

                                                         Buildings       Net Costs
                                                        and Related     Capitalized
                                                          Personal     Subsequent to
Description                  Encumbrances    Land         Property      Acquisition
Riverwalk                      $2,614      $  646         $3,062          $ 429
Stone Ridge                     3,300         425          3,265            350

      Totals                   $5,914      $1,071         $6,327          $ 779

              Gross Amount At Which Carried
                  At December 31, 1997

                        Buildings
                           And
                         Personal             Accumulated     Date of         Date      Depreciable
Description      Land    Property   Total    Depreciation   Construction    Acquired     Life-Years
Riverwalk      $  646     $3,491    $4,137      $  820          1985        03/31/92       5-27.5
Stone Ridge       425      3,615     4,040         763          1987        07/01/92       5-27.5

     Totals    $1,071     $7,106    $8,177      $1,583


Reconciliation of "Investment Properties and Accumulated Depreciation":


                                          Years Ended December 31,
                                            1997          1996
Investment Properties
Balance at beginning of year               $8,113       $8,037
  Property improvements                        64           76

Balance at end of year                     $8,177       $8,113

Accumulated Depreciation
Balance at beginning of year               $1,268       $  966
  Depreciation expense                        315          302

Balance at end of year                     $1,583       $1,268


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997, is $8,165,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997, is $1,602,000.

NOTE H - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Deloitte & Touche LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Partnership has no officers or directors. United Investor Real Estate, Inc. ("UIRE" or "The General Partner") manages and controls the Partnership and has general responsibility and authority in all matters affecting its business. Effective December 31, 1992, 100% of the General Partner's Common Stock was purchased by MAE GP Corporation ("MAE GP"), which is wholly owned by Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the General Partner is now a wholly owned subsidiary of IPT. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The names of the directors and executive officers UIRE, their ages and the nature of all positions with UIRE presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                                Age                  Position

Carroll D. Vinson                   57                   President and Director

Robert D. Long, Jr.                 30                   Vice President and
                                                         Accounting Officer

William H. Jarrard, Jr.             51                   Vice President

Daniel M. LeBey                     32                   Secretary

Kelley M. Buechler                  40                   Assistant Secretary


Carroll D. Vinson has been President and Director of the General Partner and President of MAE, and subsidiaries since August of 1994. He has acted as Chief Operating Officer of IPT since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been Vice President and Chief Accounting Officer of the General Partner since August 1994. Mr. Long joined MAE in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been Vice President of the General Partner since December 1992. He has acted as Senior Vice President of IPT since May 1997.
Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Daniel M. LeBey has been Secretary of the General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since December 1992 and Assistant Secretary of Insignia since 1991.


ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12" below.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 1, 1998, no person was known by the Partnership to be the beneficial owner of more than five percent of the outstanding Units of the Partnership.

As of January 1, 1998, no Units were owned by the General Partner or any of its officers and directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner during each of the years ended December 31, 1997 and 1996 (in thousands):


                                                    1997          1996

   Property management fees                          $83          $79
   Reimbursement for services of affiliates,
      including $5,000 and $6,000 of
      construction service reimbursements in
      1997 and 1996, respectively                     40           38

During both 1997 and 1996, the General Partner received distributions of approximately $1,000.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


      (a) Exhibits:  See Exhibit Index contained herein.

      (b) Reports on Form 8-K filed in the fourth quarter of fiscal year 1997:
          None.



                                     SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Partnership caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                UNITED INVESTORS GROWTH PROPERTIES II

                                By:  United Investors Real Estate, Inc.,
                                     Its General Partner

                                By:  /s/ Carroll D. Vinson
                                     Carroll D. Vinson
                                     President and Director

                                Date:  March 26, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.




/s/ Carroll D. Vinson                  President and           March 26, 1998
Carroll D. Vinson                      Director



/s/ Robert D. Long, Jr.                Vice President and      March 26, 1998
Robert D. Long, Jr.                    Chief Accounting
                                       Officer


                                 INDEX TO EXHIBITS

EXHIBIT

1 Form of Dealer Manager Agreement between the General Partner and the Dealer Manager, including Form of Soliciting Broker Agreement; incorporated by reference to Exhibit 1 to Amendment No. 1 to Partnership's Registration Statement (File No. 33-34111) previously filed on June 8, 1990.

3 Certificate of Limited Partnership and Amendment thereto; incorporated by reference to Exhibit 3 to Amendment No. 1 to Partnership's Registration Statement previously filed on June 8, 1990.

4.1       Form of Subscription Agreement; incorporated by reference to Exhibit
          4.1 to Amendment No. 1 to Partnership's Registration Statement previously filed on June 8, 1990.

4.2 Agreement of Limited Partnership of Partnership dated February 22, 1991; incorporated by reference to Exhibit 4.2 to Partnership's Report on Form 10-K previously filed on March 7, 1991.

4.2.1 Amended and Restated Agreement of Limited Partnership of Partnership dated June 1, 1992; incorporated by reference to Exhibit 4.2.1 to Partnership's Form 8-K, amending Partnership's Form 10-Q filed with the Commission on May 15, 1992 previously filed on June 22, 1992.

4.3 Agreement of Joint Venture of Renaissance Village Associates dated March 22, 1991 between United Investors Growth Properties (A Missouri Limited Partnership) and United Investors Growth Properties II (A Missouri Limited Partnership); incorporated by reference to Exhibit
          4.3 to Partnership's Quarterly Report on Form 10-Q previously filed on April 24, 1991.

10.1 Escrow Agreement among the Partnership, the Dealer Manager, and United Missouri Bank of Kansas City, N.A.; incorporated by reference to
          Exhibit 10.1 to Amendment No. 1 to Partnership's Registration Statement previously filed on June 8, 1990.

10.1.1    Form of Amendment to Escrow Agreement; incorporated by reference to
          Exhibit 10.1.1 to Amendment No. 5 to Partnership's Registration Statement previously filed on February 24, 1992.

10.2 Agreement of Purchase and Sale, dated August 27, 1990, between United Investors Real Estate, Inc., as purchaser, and Mueller Development Company, as seller, relating to Renaissance Village Apartments, and amendments thereto; incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Partnership's Registration Statement previously filed on December 6, 1990.

10.2.1 Seventh and Eighth Amendments to Agreement of Purchase and Sale between United Investors Real Estate, Inc., as purchaser, and Mueller Development Company, as seller, relating to Renaissance Village Apartments; incorporated by reference to Exhibit 10.2.1 to Partnership's Quarterly Report on Form 10-Q previously filed on April 24, 1991.

10.3 Agreement of Joint Venture of Renaissance Village Associates dated March 22, 1991; incorporated by reference to Exhibit 10.3 to Amendment No. 3 to Partnership's Registration Statement previously filed on April 10, 1991.

10.4 Promissory Note and Deed of Trust with respect to the Permanent Loan on Renaissance Village Apartments; incorporated by reference to
          Exhibit 10.3 to Partnership's Quarterly Report on Form 10-Q previously filed on April 24, 1991.

10.5 Agreement of Purchase and Sale, dated January 9, 1992, between United Investors Real Estate, Inc., as purchaser, and Normandy 104 Associates, Ltd., as seller, relating to Riverwalk Apartments, and first and second amendments thereto; incorporated by reference to
          Exhibit 10.5 to Amendment No. 5 to Partnership's Registration Statement previously filed on February 24, 1992.

10.5.1 Third Amendment to the Agreement of Purchase and Sale, dated January 9, 1992 between United Investors Real Estate, Inc., as purchaser, and Normandy 104 Associates, Ltd., as seller, relating to Riverwalk Apartments; incorporated by reference to Exhibit 10.5.1 to Partnership's Current Report on Form 8-K previously filed on April 13, 1992.

10.6 Promissory Note and Deed of Trust with respect to the Permanent Loan on Riverwalk Apartments; incorporated by reference to Exhibit 10.6 to Partnership's Current Report on Form 8-K previously filed on April 13, 1992.

10.7 Agreement of Limited Partnership of Riverwalk Associates, L.P., (a Missouri Limited Partnership), dated March 23, 1992, between United Investors Growth Properties II and Scott Wise; incorporated by reference to Exhibit 10.7 to Partnership's Current Report on Form 8-K previously filed on April 13, 1992.

10.8 Real Estate Sale Agreement between United Investors Real Estate, Inc., as purchaser, and The Travelers Insurance Company, as seller, relating to Stone Ridge Apartments; incorporated by reference to Exhibit 10.8 to Amendment No. 9 to Partnership's Registration Statement previously filed on June 1, 1992.

10.10 Promissory Note with respect to the General Partner loan on Stone Ridge Apartments; incorporated by reference to Exhibit 10.10 to Partnership's Quarterly Report on Form 10-Q previously filed on August 12, 1992.

10.11 Permanent Loan Commitment with respect to Stone Ridge Apartments; incorporated by reference to Exhibit 10.11 to Partnership's Quarterly Report on Form 10-Q previously filed on August 12, 1992.

10.12 Mortgage, Security Agreement and Fixture Filing with respect to the Permanent Loan on Stone Ridge Apartments; incorporated by reference to
          Exhibit 10.12 to Partnership's Quarterly Report on Form 10-Q previously filed on November 12, 1992.

10.13     Mortgage Note with respect to the Permanent Loan on Stone Ridge
          Apartments.

10.14 Stock Purchase Agreement dated December 4, 1992 showing the purchase of 100% of the outstanding stock of United Investors Real Estate, Inc. by MAE GP Corporation; incorporated by reference to Exhibit 10.14 to Partnership's Current Report on Form 8-K previously filed on December 31, 1992.

10.15 Purchase and Sale Agreement, made as of the 19th of July, 1995, by and between Kauri Investments, Ltd., a Washington corporation, and Renaissance Village Associates, JV, a Kansas joint venture. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1995)

10.16 Amendment to Purchase and Sale Agreement, made as of the 10th day of August, 1995, by and between Kauri Investments, Ltd., a Washington corporation, and Renaissance Village Associates, JV, a Kansas joint venture. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1995)

10.17 Multifamily Note dated November 3, 1997, by and between Stone Ridge Apartments, L.L.C., a South Carolina limited liability company and Lehman Brothers Holdings, Inc., a Delaware corporation (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997)

27        Financial Data Schedule

99.1 Portions of Partnership's Prospectus dated June 18, 1990; incorporated by reference to Exhibit 99.1 to Partnership's Report on Form 10-K previously filed on March 6, 1991.