Form 10QSB
period 1998-03-31
UNITED INVESTORS GROWTH PROPERTIES II
filed 1998-05-12
CIK 862114

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_________to_________

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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                     UNITED INVESTORS GROWTH PROPERTIES II

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                 March 31, 1998
                        (in thousands, except unit data)




Assets
  Cash and cash equivalents                                              $1,205
  Receivables and deposits                                                   99
  Restricted escrows                                                         22
  Other assets                                                              142
  Investment properties
     Land                                                 $ 1,071
     Buildings and related personal property                7,122
                                                            8,193
     Less accumulated depreciation                         (1,662)        6,531

                                                                         $7,999

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                       $    8
  Tenant security deposit liabilities                                        45
  Accrued property taxes                                                     32
  Other liabilities                                                          62
  Mortgage notes payable                                                  5,899

Partners' Capital (Deficit)
  General partner's                                       $    (5)
  Limited partners' (20,661 units
     issued and outstanding)                                1,958         1,953

                                                                         $7,999


          See Accompanying Notes to Consolidated Financial Statements


b)
                    UNITED INVESTORS GROWTH PROPERTIES II

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                      (in thousands, except unit data)



                                                        Three Months Ended
                                                            March 31,
                                                        1998         1997
Revenues:
     Rental income                                    $  401         $  384
     Other income                                         37             26
          Total revenues                                 438            410

Expenses:
     Operating                                           155            157
     General and administrative                           26             17
     Depreciation                                         79             77
     Interest                                            126            116
     Property taxes                                       33             31
          Total expenses                                 419            398

Net income                                            $   19         $   12

Net income allocated to general partner (1%)          $   --         $   --
Net income allocated to limited partners (99%)            19             12

                                                      $   19         $   12

Net income per limited partnership unit               $  .92         $  .58

Distributions per limited partnership unit            $16.07         $ 1.69


          See Accompanying Notes to Consolidated Financial Statements


c)
                    UNITED INVESTORS GROWTH PROPERTIES II

      CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership   General     Limited
                                     Units    Partner's   Partners'    Total

Original capital contributions      20,661     $   --     $ 5,165     $ 5,165

Partners' (deficit) capital
  at December 31, 1997              20,661     $   (2)    $ 2,271     $ 2,269

Distributions to partners               --         (3)       (332)       (335)

Net income for the three months
  ended March 31, 1998                  --         --          19          19

Partners' (deficit) capital at
  March 31, 1998                    20,661     $   (5)    $ 1,958     $ 1,953


          See Accompanying Notes to Consolidated Financial Statements


d)
                     UNITED INVESTORS GROWTH PROPERTIES II

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                             Three Months Ended
                                                                  March 31,
                                                              1998        1997
Cash flows from operating activities:
  Net income                                                $   19       $   12
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                79           77
    Amortization of loan costs                                   6            6
    Change in accounts:
      Receivables and deposits                                 (28)         (28)
      Other assets                                               9            5
      Accounts payable                                          (7)           6
      Tenant security deposit liabilities                        2           --
      Accrued property taxes                                    32           16
      Other liabilities                                        (37)          --

         Net cash provided by operating activities              75           94

Cash flows from investing activities:
  Property improvements and replacements                       (16)          (8)
  Net (receipts from) deposits to restricted escrows            (7)          68

         Net cash (used in) provided by
           investing activities                                (23)          60

Cash flows from financing activities:
  Payments on mortgage notes payable                           (15)         (17)
  Loan costs paid                                               (5)          --
  Partners' distributions                                     (335)         (35)

         Net cash used in financing activities                (355)         (52)

Net (decrease) increase in cash and cash equivalents          (303)         102

Cash and cash equivalents at beginning of period             1,508          474

Cash and cash equivalents at end of period                  $1,205       $  576

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $  138       $  110

          See Accompanying Notes to Consolidated Financial Statements

e)
                     UNITED INVESTORS GROWTH PROPERTIES II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of United Investors Growth Properties II (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Reclassifications

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

Principles of Consolidation

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

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Prior to February 25, 1998, the General Partner was wholly-owned by MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the General Partner is now a wholly-owned subsidiary of IPT. The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner for the three months ended March 31, 1998 and 1997 (in thousands):

                                                      1998      1997
Property management fees
  (included in operating expenses)                    $ 21      $ 20
Reimbursements for services of affiliates,
  (included in general and administrative
  and operating expenses)                                6         9


For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"). The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 1998 and 1997:

                                                Average
                                               Occupancy
Property                                   1998          1997

Riverwalk
  Houston, Texas                           97%           97%

Stone Ridge
  Overland Park, Kansas                    99%           95%


The General Partner attributes the increased occupancy at Stone Ridge to favorable market conditions, effective marketing and experienced property management.

The Partnership realized net income of $19,000 for the three month period ended March 31, 1998, compared to net income of $12,000 for the three month period ended March 31, 1997. The increase in net income is primarily attributable to increased rental income as a result of increased rental rates at both properties and the increased occupancy at Stone Ridge, as discussed above. The increase in rental revenue was partially offset by increased general and administrative expense and increased interest expense. General and administrative expense increased as a result of increased professional fees. Interest expense increased due to the refinancing of Stone Ridge in November 1997, resulting in approximately $1,003,000 of additional debt.

Included in operating expense for the three month period ended March 31, 1998 is approximately $3,000 of major repairs and maintenance comprised primarily of exterior building repairs. Included in maintenance expense for the three month period ended March 31, 1997 is approximately $11,000 of major repairs and maintenance comprised primarily of exterior building repairs.

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

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $1,205,000 compared to approximately $576,000 at March 31, 1997. The net decrease in cash and cash equivalents for the three month period ended March 31, 1998 was $303,000 compared to a net increase of $102,000 for the three month period ended March 31, 1997. Net cash provided by operating activities decreased primarily due to the decrease in other liabilities due to the timing of payments for accrued interest. Net cash used in investing activities increased due to decreased receipts from restricted escrows in addition to increased property improvements and replacements. Net cash used in financing activities increased primarily due to increased distributions paid to partners in 1998.

On November 3, 1997, the Partnership refinanced the mortgage encumbering Stone Ridge Apartments. The refinancing replaced indebtedness of approximately $2,297,000 with a new mortgage in the amount of $3,300,000. The new loan requires monthly principal and interest payments and is being amortized over 30 years with a balloon payment due at maturity. Total capitalized loan costs through March 31, 1998, were approximately $88,000. In connection with the refinancing the lender required that the property be placed in a limited liability corporation. Accordingly the Partnership transferred ownership of this property to Stone Ridge Apartments, LLC, a wholly-owned subsidiary of the Partnership.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $5,899,000 matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Cash distributions of $335,000 and $35,000 were made during the three month periods ended March 31, 1998 and 1997, respectively. The 1998 distribution represented a portion of the net proceeds from the November 1997 Stone Ridge mortgage refinancing while the 1997 distribution represented cash generated by property operations. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. The General Partner anticipates that the Partnership will continue to make cash distributions as property operations permit throughout 1998.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                          PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

In March 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled BOND PURCHASE LLC V. UNITED INVESTORS GROWTH II, L.P., ET AL. The complaint claims that the Partnership and the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. The General Partner believes the claims to be without merit and intends to vigorously defend the claims.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 a) Exhibits 27, Financial Data Schedule, is filed as an exhibit to this report.

 b)     Reports on Form 8-K:

        None filed during the quarter ended March 31, 1998.






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



                              UNITED INVESTORS GROWTH PROPERTIES II

                              By: United Investors Real Estate, Inc.
                                  Its General Partner


                              By: /s/Carroll D. Vinson
                                  Carroll D. Vinson
                                  President and Director


                              By: /s/Robert D. Long, Jr.
                                  Robert D. Long, Jr.
                                  Vice President and
                                  Chief Accounting Officer


                               Date:  May 12, 1998