Form 10QSB
period 1998-06-30
UNITED INVESTORS GROWTH PROPERTIES II
filed 1998-08-12
CIK 862114

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


                  For the quarterly period ended June 30, 1998


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

ITEM 1.  FINANCIAL STATEMENTS

a)
                     UNITED INVESTORS GROWTH PROPERTIES II

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                 June 30, 1998
                        (in thousands, except unit data)



Assets
  Cash and cash equivalents                                $   438
  Receivables and deposits                                     151
  Restricted escrows                                            32
  Other assets                                                 135
  Investment properties:
     Land                                        $ 1,071
     Buildings and related personal property       7,147
                                                   8,218
     Less accumulated depreciation                (1,744)    6,474

                                                           $ 7,230

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                         $     4
  Tenant security deposit liabilities                           45
  Accrued property taxes                                        65
  Other liabilities                                             73
  Mortgage notes payable                                     5,883

Partners' Capital (Deficit)
  General partner's                              $   (13)
  Limited partners' (20,661 units
     issued and outstanding)                       1,173     1,160

                                                           $ 7,230

          See Accompanying Notes to Consolidated Financial Statements


b)
                     UNITED INVESTORS GROWTH PROPERTIES II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                              Three Months Ended   Six Months Ended
                                   June 30,            June 30,
                               1998      1997       1998     1997
Revenues:
  Rental income               $  408    $  389    $  809    $  773
  Other income                    30        25        67        51
       Total revenues            438       414       876       824

Expenses:
  Operating                      173       194       328       351
  General and administrative      21        20        47        37
  Depreciation                    82        78       161       155
  Interest                       124       115       250       231
  Property taxes                  32        29        65        60
       Total expenses            432       436       851       834

Net income (loss)             $    6    $  (22)   $   25    $  (10)

Net income (loss) allocated
  to general partner (1%)     $   --    $   --    $   --    $   --
Net income (loss) allocated
  to limited partners (99%)        6       (22)       25       (10)

                              $    6    $  (22)   $   25    $  (10)

Net income (loss) per limited
  partnership unit            $  .29    $(1.06)   $ 1.21    $ (.48)

Distributions per limited
  partnership unit            $38.28    $ 1.60    $54.35    $ 3.29

          See Accompanying Notes to Consolidated Financial Statements


c)
                    UNITED INVESTORS GROWTH PROPERTIES II

      CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership  General   Limited
                                   Units    Partner's Partners'   Total

Original capital contributions    20,661    $    --   $ 5,165   $ 5,165

Partners' (deficit) capital
  at December 31, 1997            20,661    $    (2)  $ 2,271   $ 2,269

Distributions to partners             --        (11)   (1,123)   (1,134)

Net income for the six months
  ended June 30, 1998                 --         --        25        25

Partners' (deficit) capital at
  June 30, 1998                   20,661    $   (13)  $ 1,173   $ 1,160

          See Accompanying Notes to Consolidated Financial Statements


d)
                     UNITED INVESTORS GROWTH PROPERTIES II

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                        Six Months Ended
                                                            June 30,
                                                         1998       1997
Cash flows from operating activities:
  Net income (loss)                                    $    25    $  (10)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation                                           161       155
    Amortization of loan costs                              12        12
    Change in accounts:
      Receivables and deposits                             (80)      (23)
      Other assets                                          10        (6)
      Accounts payable                                     (11)       12
      Tenant security deposit liabilities                    2        --
      Accrued property taxes                                65        21
      Other liabilities                                    (26)        8

         Net cash provided by operating activities         158       169

Cash flows from investing activities:
  Property improvements and replacements                   (41)      (28)
  Net (deposits to) receipts from restricted escrows       (17)       84

         Net cash (used in) provided by
           investing activities                            (58)       56

Cash flows from financing activities:
  Payments on mortgage notes payable                       (31)      (34)
  Loan costs paid                                           (5)       --
  Partners' distributions                               (1,134)      (69)

         Net cash used in financing activities          (1,170)     (103)

Net (decrease) increase in cash and cash equivalents    (1,070)      122

Cash and cash equivalents at beginning of period         1,508       474

Cash and cash equivalents at end of period             $   438    $  596

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $   256    $  219

          See Accompanying Notes to Consolidated Financial Statements


e)
                     UNITED INVESTORS GROWTH PROPERTIES II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of United Investors Growth Properties II (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Reclassifications

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

Principles of Consolidation

The Partnership owns a 99.99% interest and is the sole general partner in Riverwalk Apartments Limited Partnership (a Missouri Limited Partnership). Riverwalk Apartments ("Riverwalk") is a 104 unit apartment complex located in Houston, Texas. An unaffiliated individual is the sole limited partner. The Partnership reflects its interest in Riverwalk utilizing full consolidation whereby all of the accounts of Riverwalk are included in the consolidated financial statements of the Partnership (with intercompany accounts being eliminated). The Partnership has the ability to control the major operating and financial policies of this partnership. The minority interest of the limited partner is not material to the Partnership.

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

The following payments were made to affiliates of the General Partner for the six month periods ended June 30, 1998 and 1997 (in thousands):


                                                          1998    1997

Property management fees (included in operating expenses) $ 43    $ 41

Reimbursements for services of affiliates, (included
  in general and administrative expenses)                   12      16

In addition, the Partnership paid approximately $2,000 and $4,000 during the six month periods ended June 30, 1998 and 1997, respectively, to an affiliate of the General Partner for construction oversight reimbursements related to capital improvements and major repair projects. These costs are included in investment properties and operating expense.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"). The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 1998 and 1997:

                                        Average
                                       Occupancy
Property                           1998        1997

Riverwalk
  Houston, Texas                    97%         96%

Stone Ridge
  Overland Park, Kansas             98%         96%

The Partnership realized net income of approximately $25,000 for the six month period ended June 30, 1998, compared to a net loss of approximately $10,000 for the six month period ended June 30, 1997. The Partnership realized net income of approximately $6,000 for the three month period ended June 30, 1998, compared to a net loss of approximately $22,000 for the six month period ended June 30, 1997. The increase in net income is primarily attributable to increased rental income as a result of increased rental rates and increased occupancy at both properties. Also contributing to the increase in net income was a decrease in operating expenses. Included in operating expense for the six month period ended June 30, 1998 was approximately $13,000 of major repairs and maintenance comprised primarily of parking lot repairs, landscaping and exterior building repairs. Included in operating expense for the six month period ended June 30, 1997 was approximately $38,000 of major repairs and maintenance comprised primarily of exterior building and parking lot repairs. These major repairs and maintenance items were incurred primarily in the three months ended June 30, 1997. The increased rental revenue and decreased operating expenses were partially offset by increased general and administrative expense and increased interest expense. General and administrative expense increased as a result of increased professional fees. Interest expense increased due to the refinancing of Stone Ridge in November 1997, resulting in approximately $1,003,000 of additional debt.

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

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $438,000 compared to approximately $596,000 at June 30, 1997. The net decrease in cash and cash equivalents for the six month period ended June 30, 1998 was approximately $1,070,000 compared to a net increase of approximately $122,000 for the six month period ended June 30, 1997. Net cash provided by operating activities decreased primarily due to the increase in cash used for receivables and deposits and the decrease in other liabilities due to the timing of payments. Net cash used in investing activities increased due to decreased receipts from restricted escrows in addition to increased property improvements and replacements. Net cash used in financing activities increased primarily due to increased distributions paid to the partners in 1998.

On November 3, 1997, the Partnership refinanced the mortgage encumbering Stone Ridge Apartments. The refinancing replaced indebtedness of approximately $2,297,000 with a new mortgage in the amount of $3,300,000. The new loan requires monthly principal and interest payments and is being amortized over 30 years with a balloon payment due on December 1, 2004. Total capitalized loan costs through June 30, 1998, were approximately $88,000. In connection with the refinancing the lender required that the property be placed in a limited liability corporation. Accordingly the Partnership transferred ownership of this property to Stone Ridge Apartments, LLC, a wholly-owned subsidiary of the Partnership.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $5,883,000 matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Cash distributions of $1,134,000 and $69,000 were made during the six month periods ended June 30, 1998 and 1997, respectively. The 1998 distributions represent approximately $920,000 in net proceeds from the November 1997 Stone Ridge mortgage refinancing and $214,000 of cash generated by operations. The 1997 distribution represented cash generated by operations. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. The General Partner anticipates that the Partnership will continue to make cash distributions as property operations permit throughout 1998.

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

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits:

            Exhibits 27, Financial Data Schedule, is filed as an exhibit to this report.

         b) Reports on Form 8-K:

            None filed during the quarter ended June 30, 1998



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


                               Date:  August 12, 1998