Form 10QSB
period 1998-09-30
UNITED INVESTORS GROWTH PROPERTIES II
filed 1998-11-13
CIK 862114

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


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

ITEM 1.  FINANCIAL STATEMENTS

a)
                     UNITED INVESTORS GROWTH PROPERTIES II

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                               September 30, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                             $   301
  Receivables and deposits                                  185
  Restricted escrows                                         42
  Other assets                                              135
  Investment properties:
     Land                                     $ 1,071
     Buildings and related personal property    7,191
                                                8,262
     Less accumulated depreciation             (1,826)    6,436

                                                        $ 7,099

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                      $    11
  Tenant security deposit liabilities                        43
  Accrued property taxes                                     98
  Other liabilities                                          76
  Mortgage notes payable                                  5,867

Partners' Capital (Deficit)
  General partner's                           $   (15)
  Limited partners' (20,661 units
     issued and outstanding)                    1,019     1,004

                                                        $ 7,099

          See Accompanying Notes to Consolidated Financial Statements


b)
                     UNITED INVESTORS GROWTH PROPERTIES II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                             Three Months Ended  Nine Months Ended
                               September 30,       September 30,
                               1998      1997       1998     1997
Revenues:
  Rental income               $  411    $  390    $1,220    $1,163
  Other income                    23        26        90        77
       Total revenues            434       416     1,310     1,240

Expenses:
  Operating                      182       174       510       525
  General and administrative      17        39        64        76
  Depreciation                    82        79       243       234
  Interest                       125       114       375       345
  Property taxes                  33        31        98        91
       Total expenses            439       437     1,290     1,271

Net (loss) income             $   (5)   $  (21)   $   20    $  (31)

Net (loss) income allocated
 to general partner (1%)      $   --    $   --    $   --    $   --
Net (loss) income allocated
 to limited partners (99%)        (5)      (21)       20       (31)
                              $   (5)   $  (21)   $   20    $  (31)

Net (loss) income per limited
 partnership unit             $ (.24)   $(1.02)   $  .97    $(1.50)

Distributions per limited
 partnership unit             $ 7.19    $ 1.70    $61.57    $ 4.99

          See Accompanying Notes to Consolidated Financial Statements

c)
                    UNITED INVESTORS GROWTH PROPERTIES II

      CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership  General   Limited
                                   Units    Partner's Partners'   Total

Original capital contributions    20,661    $    --   $ 5,165   $ 5,165

Partners' (deficit) capital
  at December 31, 1997            20,661    $    (2)  $ 2,271   $ 2,269

Distributions to partners             --        (13)   (1,272)   (1,285)

Net income for the nine months
  ended September 30, 1998            --         --        20        20

Partners' (deficit) capital at
  September 30, 1998              20,661    $   (15)  $ 1,019   $ 1,004

          See Accompanying Notes to Consolidated Financial Statements

d)
                     UNITED INVESTORS GROWTH PROPERTIES II

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                      Nine Months Ended
                                                        September 30,
                                                        1998      1997
Cash flows from operating activities:
  Net income (loss)                                   $    20   $   (31)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation                                          243       234
    Amortization of loan costs                             18        18
    Change in accounts:
      Receivables and deposits                           (114)      (67)
      Other assets                                          4       (10)
      Accounts payable                                     (4)       16
      Tenant security deposit liabilities                  --         1
      Accrued property taxes                               98        53
      Other liabilities                                   (23)       15

         Net cash provided by operating activities        242       229

Cash flows from investing activities:
  Property improvements and replacements                  (85)      (45)
  Net (deposits to) receipts from restricted escrows      (27)       80

         Net cash (used in) provided by
           investing activities                          (112)       35

Cash flows from financing activities:
  Payments on mortgage notes payable                      (47)      (52)
  Loan costs paid                                          (5)       --
  Partners' distributions                              (1,285)     (104)

         Net cash used in financing activities         (1,337)     (156)

Net (decrease) increase in cash and cash equivalents   (1,207)      108

Cash and cash equivalents at beginning of period        1,508       474

Cash and cash equivalents at end of period            $   301   $   582

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $   375   $   328

          See Accompanying Notes to Consolidated Financial Statements


e)
                     UNITED INVESTORS GROWTH PROPERTIES II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of United Investors Growth Properties II (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation and a wholly-owned subsidiary of Insignia Properties Trust ("IPT") (see "Note C"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Reclassifications

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

Principles of Consolidation

The Partnership owns a 99.99% general partner interest and is the sole general partner in Riverwalk Apartments Limited Partnership (a Missouri Limited Partnership). Riverwalk Apartments ("Riverwalk") is a 104 unit apartment complex located in Houston, Texas. An unaffiliated individual is the sole limited partner. The Partnership reflects its interest in Riverwalk utilizing full consolidation whereby all of the accounts of Riverwalk are included in the consolidated financial statements of the Partnership (with intercompany accounts being eliminated). The Partnership has the ability to control the major operating and financial policies of this partnership. The minority interest of the limited partner is not material to the Partnership.

In November 1997, the Partnership transferred ownership of the Stone Ridge Apartments to Stone Ridge Apartments, LLC ("Stone Ridge"), a limited liability company in which the Partnership is the sole member.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. The partnership agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to affiliates of the General Partner for the nine month periods ended September 30, 1998 and 1997:


                                                          1998    1997
                                                          (in thousands)

Property management fees (included in operating expenses) $ 64    $ 62

Reimbursements for services of affiliates, including
  $2,000 and $5,000 of construction services
  reimbursements for 1998 and 1997, respectively
  (included in general and administrative and
  operating expenses and investment properties)             20      33

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

NOTE C - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of IPT, the sole shareholder of the General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 1998 and 1997:

                                 Average Occupancy
Property                         1998        1997
Riverwalk
 Houston, Texas                   97%         96%
Stone Ridge
 Overland Park, Kansas            97%         96%

The Partnership realized net income of approximately $20,000 for the nine month period ended September 30, 1998, compared to a net loss of approximately $31,000 for the nine month period ended September 30, 1997. The Partnership realized a net loss of approximately $5,000 for the three month period ended September 30, 1998, compared to a net loss of approximately $21,000 for the three month period ended September 30, 1997. The increase in net income is primarily attributable to increased rental income and decreased operating and general and administrative expenses. Rental income increased as a result of increased rental rates and increased occupancy at both properties. Included in operating expenses for the nine month period ended September 30, 1998 was approximately $19,000 of major repairs and maintenance comprised primarily of parking lot repairs, landscaping and exterior building repairs. Included in operating expense for the nine month period ended September 30, 1997 was approximately $53,000 of major repairs and maintenance comprised primarily of exterior building and parking lot repairs and landscaping. General and administrative expense decreased as a result of decreased legal expenses in 1998. The increased rental revenue and decreased operating and general and administrative expenses were partially offset by increased interest expense. Interest expense increased due to the refinancing of Stone Ridge in November 1997, as discussed below, which resulted in approximately $1,003,000 of additional debt.

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

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $301,000 compared to approximately $582,000 at September 30, 1997. The net decrease in cash and cash equivalents for the nine month period ended September 30, 1998 was approximately $1,207,000 compared to an increase of approximately $108,000 for the nine month period ended September 30, 1997. Net cash provided by operating activities increased primarily due to increased net income in 1998, as discussed above, and to a larger property tax accrual increase during 1998, due to the timing of payments. Partially offsetting these increases was an increase in receivables and deposits and the decrease in other liabilities and accounts payable due to the timing of payments. Net cash used in investing activities increased due to decreased receipts from restricted escrows in addition to increased property improvements and replacements. Net cash used in financing activities increased primarily due to increased distributions paid to the partners in 1998.

On November 3, 1997, the Partnership refinanced the mortgage encumbering Stone Ridge Apartments. The refinancing replaced indebtedness of approximately $2,297,000 with a new mortgage in the amount of $3,300,000. The new loan requires monthly principal and interest payments and is being amortized over 30 years with a balloon payment due on December 1, 2004. Total capitalized loan costs in connection with the refinancing were approximately $88,000. In connection with the refinancing the lender required that the property be placed in a single purpose entity. Accordingly the Partnership transferred ownership of this property to Stone Ridge Apartments, LLC, a limited liability company in which the Partnership is the sole member.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at both of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term. The mortgage indebtedness of $5,867,000 matures at various times with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. Cash distributions of $1,285,000 and $104,000 were made during the nine month periods ended September 30, 1998 and 1997, respectively. The 1998 distributions represent approximately $920,000 in net proceeds from the November 1997 Stone Ridge mortgage refinancing and $365,000 of cash generated by operations. The 1997 distribution represented cash generated by operations. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit further distributions to its partners in 1998 or subsequent periods.

Transfer of Control - Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner of the Partnership. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse effect upon the operations of the Partnership.

Risk Associated with the Year 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

       b)  Reports on Form 8-K:

           A Form 8-K dated September 23, 1998, was filed reporting the dismissal of Deloitte and Touche, LLP as independent accountant.

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



                               UNITED INVESTORS GROWTH PROPERTIES II

                               By: United Investors Real Estate, Inc.
                                   Its General Partner


                               By: /s/Patrick Foye
                                   Patrick Foye
                                   Executive Vice President


                               By: /s/Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting
                                   (Duly Authorized Officer)


                               Date:  November 13, 1998