Form 10KSB
period 1998-12-31
UNITED INVESTORS GROWTH PROPERTIES II
filed 1999-03-31
CIK 862114

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)

                                  FORM 10-KSB

(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the transition period from            to

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

State issuer's revenues for its most recent fiscal year:  $1,742,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998: No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.
                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None








                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

United Investors Growth Properties II (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri on March 23, 1990. The Partnership is governed by an Agreement of Limited Partnership dated February 22, 1991. United Investors Real Estate, Inc. ("UIRE"), a Delaware corporation, is the sole general partner (the "General Partner") of the Partnership. UIRE was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO"). Thus, the General Partner is now a wholly owned subsidiary of AIMCO (see "Transfer of Control" below). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding existing real estate properties for investment. The Registrant owns a 99.99% interest in a limited partnership which owns an apartment complex and a 100% interest in a limited liability corporation (a "LLC") which owns a second apartment complex (See "Item 2. Description of Properties").

Commencing on or about June 18, 1990, the Partnership offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission, up to a maximum of 80,000 Units of limited partnership interest (the "Units") at $250 per Unit with a minimum required purchase of eight Units or $2,000 (four Units or $1,000 for an Individual Retirement Account). The offering was extended beyond the initial termination date of June 18, 1992. On October 26, 1992, the General Partner terminated the extended offering period. Upon termination of the offering, the Partnership had accepted subscriptions for 20,661 Units resulting in gross offering proceeds of approximately $5,165,000. Since its initial offering, the Partnership has not received, nor are the limited partners required to make, any additional capital contributions.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. The property manager is responsible for the day-to-day operations of each property. An affiliate of the General Partner has been providing such property management services.

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the General Partner and/or its affiliates to engage in businesses which may be competitive with the Registrant.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases, environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                          Date of
                         Purchase      Type of Ownership         Use

Riverwalk Apartments     03/31/92    Fee ownership subject    Apartment
Houston, TX                          to first mortgage (1)    104 units

Stone Ridge Apartments   07/01/92    Fee ownership subject    Apartment
Overland Park, KS                    to first mortgage (2)    106 units

(1) Property is held by a limited partnership in which the Registrant owns a 99.99% interest.

(2) Property is held by a limited liability corporation in which the Registrant owns a 100% interest.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.



                Gross

               Carrying   Accumulated   Useful                Federal

Property        Value    Depreciation    Life     Method     Tax Basis

                   (in thousands)                         (in thousands)


Riverwalk     $4,213     $  989         5-27.5     S/L      $3,202

Stone Ridge    4,072        920         5-27.5     S/L       3,159


  Totals      $8,285     $1,909                             $6,361


See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                 Principal                                         Principal

                Balance At     Stated                               Balance

               December 31,   Interest     Period     Maturity      Due At

Property           1998         Rate      Amortized     Date     Maturity (1)

              (in thousands)                                    (in thousands)


Riverwalk     $2,584            9.25%     30 years    04/01/02  $2,465

Stone Ridge    3,267            7.13%     30 years    12/01/04   3,018


 Total        $5,851                                            $5,483


(1) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay the loans and other specific details about the loan.

On November 3, 1997, the Partnership refinanced the mortgage encumbering Stone Ridge Apartments. The refinancing replaced indebtedness of approximately $2,297,000 with a new mortgage in the amount of $3,300,000. The new loan requires monthly principal and interest payments of approximately $22,000, bears interest at 7.13% per annum, is being amortized over 30 years and matures on December 1, 2004. Total capitalized loan costs were approximately $5,000 and $83,000 during the years ended December 31, 1998 and 1997, respectively. In connection with the refinancing, the lender required that the property be placed in a limited liability corporation (a "LLC"). Accordingly the Partnership transferred ownership of this property to Stone Ridge Apartments, L.L.C., a wholly-owned subsidiary of the Partnership.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property:

                        Average Annual         Average Annual

                         Rental Rates             Occupancy

Property               1998         1997       1998      1997


Riverwalk          $7,880        $7,659        96%       96%

Stone Ridge         8,185         7,835        97%       96%


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the localities in which they operate. The General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases its units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

SCHEDULE OF REAL ESTATE TAXES AND RATES:

Real estate taxes and effective rates in 1998 for each property were:


                                    1998            1998

                                    Taxes           Rate

                               (in thousands)

Riverwalk                            $74            2.55%

Stone Ridge                           48            1.08%


CAPITAL IMPROVEMENTS:

Riverwalk Apartments

Riverwalk Apartments spent approximately $75,000 on capital improvements for the year ended December 31, 1998. These improvements consisted primarily of HVAC condensing unit replacements, carpet replacements and appliances. These improvements were funded from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $198,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $214,000 for 1999 at this property consisting primarily of landscaping, air conditioning unit replacement and carpet and vinyl replacement.

Stone Ridge Apartments

Stone Ridge Apartments spent approximately $33,000 on capital improvements for the year ended December 31, 1998, consisting primarily of signage improvements and carpet and vinyl replacements. These improvements were funded from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $115,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $117,000 for 1999 at this property consisting primarily of landscaping, parking lot repairs, carpet and vinyl replacement and other structural improvements.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. United Investors Growth II, L.P., et al. The complaint claims that the Partnership and the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. The General Partner is unable to determine the costs associated with this claim at this time.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.




                                    PART II


ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly held limited partnership, offered and sold 20,661 limited partnership units aggregating approximately $5,165,000. The Partnership currently has 564 holders of record owning an aggregate of 20,661 units. Affiliates of the General Partner did not own any limited partnership units as of December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

During the year ended December 31, 1998, cash distributions were approximately $1,319,000 ($63.21 per limited partnership unit). These distributions consisted of approximately $920,000 ($44.09 per limited partnership unit) of proceeds from the refinancing of Stone Ridge Apartments and approximately $399,000 ($19.12 per limited partnership unit) from operations. Total cash distributed from operations was approximately $139,000 ($6.68 per limited partnership unit) for the year ended December 31, 1997. Future cash distributions will depend on the levels of net cash generated from operations, property sales, refinancings, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for the year ended December 31, 1998 was approximately $25,000 as compared to a net loss of approximately $29,000 for the year ended December 31, 1997. (See "Note E" of the consolidated financial statements for a reconciliation of these amounts to the Registrant's Federal taxable income). The increase in net income is due to an increase in total revenue, partially offset by increased total expenses. Total revenue increased primarily due to an increase in rental income as a result of average annual rental rate increases at both properties during 1998. Total expenses increased primarily due to increased interest expense. The increase in interest expense was due to the refinancing of Stone Ridge in November 1997, as discussed below, which resulted in approximately $1,003,000 of additional debt.

General and administrative expenses remained constant for the years ended December 31, 1998 and 1997. Included in general and administrative expenses at both December 31, 1998 and 1997 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 1998, the Registrant had cash and cash equivalents of approximately $316,000 as compared to approximately $1,508,000 at December 31, 1997. The decrease in cash and cash equivalents is due to approximately $144,000 of cash used in investing activities and approximately $1,387,000 of cash used in financing activities, which is partially offset by approximately $339,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties and payment of loan costs. The Registrant invests its working capital reserves in money market accounts.

On November 3, 1997, the Partnership refinanced the mortgage encumbering Stone Ridge Apartments. The refinancing replaced indebtedness of approximately $2,297,000 with a new mortgage in the amount of $3,300,000. The new loan requires monthly principal and interest payments of approximately $22,000, bears interest at 7.13% per annum, is being amortized over 30 years and matures on December 1, 2004. Total capitalized loan costs were approximately $5,000 and $83,000 for the years ended December 31, 1998 and 1997, respectively.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Registrant has budgeted, but is not limited to, approximately $331,000 in capital improvements for all the Registrant's properties in 1999. Budgeted capital improvements at Riverwalk include air conditioning unit replacements, carpet and vinyl replacements and landscaping. Budgeted capital improvements at Stone Ridge include carpet and vinyl replacements, landscaping, parking lot repairs, and other structural improvements. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness for Riverwalk of approximately $2,584,000 has a balloon payment of approximately $2,465,000 due on April 1, 2002. Mortgage indebtedness for Stone Ridge of approximately $3,267,000 has a balloon payment of approximately $3,018,000 due on December 1, 2004. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to their maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

During the year ended December 31, 1998, cash distributions were approximately $1,319,000. These distributions consisted of approximately $920,000 of proceeds from the refinancing of Stone Ridge Apartments and approximately $399,000 from operations. Total cash distributed from operations was approximately $139,000 for the year ended December 31, 1997. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 1999 or subsequent periods.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.



ITEM 7.  FINANCIAL STATEMENTS


UNITED INVESTORS GROWTH PROPERTIES II


LIST OF FINANCIAL STATEMENTS


Independent Auditors' Reports

Consolidated Balance Sheet - December 31, 1998

Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

Consolidated Statements of Changes in Partners Capital (Deficit) - Years ended
  December 31, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements




                          Independent Auditors' Report




The Partners
United Investors Growth Properties II (a Missouri Limited Partnership)

We have audited the accompanying consolidated balance sheet of United Investors Growth Properties II (the "Partnership") as of December 31, 1998, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK LLP


Greenville, South Carolina
February 24, 1999





                          Independent Auditors' Report


The Partners
United Investors Growth Properties II
(A Missouri Limited Partnership)

We have audited the accompanying consolidated statements of operations, changes in partners' capital (deficit) and cash flows of United Investors
Growth Properties II (A Missouri Limited Partnership) ("the Partnership") for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                           DELOITTE & TOUCHE LLP

Greenville, South Carolina
February 17, 1999
(except for Note H, as to which the date is March 17, 1999)



                     UNITED INVESTORS GROWTH PROPERTIES II

                           CONSOLIDATED BALANCE SHEET

                               December 31, 1998
                        (in thousands, except unit data)


Assets

  Cash and cash equivalents                                     $   316

  Receivables and deposits                                          211

  Restricted escrow                                                  51

  Other assets                                                      120

  Investment properties (Notes C and F):

    Land                                            $ 1,071

     Buildings and related personal property          7,214

                                                      8,285

    Less accumulated depreciation                    (1,909)      6,376

                                                                $ 7,074


Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                              $    13

  Tenant security deposit liabilities                                42

  Other liabilities                                                  87

  Accrued property taxes                                            106

  Mortgage notes payable (Note C)                                 5,851


Partners' Capital (Deficit):

  General partner's                                 $   (15)

  Limited partners' (20,661 units issued

    and outstanding)                                    990         975

                                                                $ 7,074


          See Accompanying Notes to Consolidated Financial Statements




                     UNITED INVESTORS GROWTH PROPERTIES II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                    Years Ended December 31,

                                                         1998        1997

Revenues:

  Rental income                                         $1,632      $1,558

  Other income                                             110         104

       Total revenues                                    1,742       1,662


Expenses:

  Operating                                                673         698

  General and administrative                                89          90

  Depreciation                                             326         315

  Interest                                                 499         467

  Property taxes                                           130         121

       Total expenses                                    1,717       1,691


Net income (loss)                                       $   25      $  (29)


Net income (loss) allocated to general partner (1%)     $   --      $   --


Net income (loss) allocated to limited partners (99%)       25         (29)

                                                        $   25      $  (29)


Net income (loss) per limited partnership unit          $ 1.21      $(1.40)


Distributions per limited partnership unit              $63.21      $ 6.68


          See Accompanying Notes to Consolidated Financial Statements




                     UNITED INVESTORS GROWTH PROPERTIES II

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                 Limited

                               Partnership     General      Limited

                                  Units        Partner     Partners     Total


Original capital contributions   20,661        $    --     $ 5,165     $ 5,165


Partners' (deficit) capital at

 December 31, 1996               20,661        $    (1)    $ 2,438     $ 2,437


Partners' distributions              --             (1)       (138)       (139)


Net loss for the year ended

 December 31, 1997                   --             --         (29)        (29)


Partners' (deficit) capital at

 December 31, 1997               20,661             (2)      2,271       2,269


Partners' distributions              --            (13)     (1,306)     (1,319)


Net income for the year ended

 December 31, 1998                   --             --          25          25


Partners' (deficit) capital at

 December 31, 1998               20,661        $   (15)    $   990     $   975




          See Accompanying Notes to Consolidated Financial Statements





                     UNITED INVESTORS GROWTH PROPERTIES II

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                     Years Ended December 31,

                                                          1998       1997

Cash flows from operating activities:

  Net income (loss)                                    $    25    $   (29)

  Adjustments to reconcile net income (loss) to net

    cash provided by operating activities:

    Depreciation                                           326        315

    Amortization of loan costs                              25         23

    Change in accounts:

      Receivables and deposits                            (140)       (10)

      Other assets                                          12         (4)

      Accounts payable                                      (2)         7

      Tenant security deposit liabilities                   (1)        --

      Accrued property taxes                               106        (41)

      Other liabilities                                    (12)        42


       Net cash provided by operating activities           339        303


Cash flows from investing activities:

  Property improvements and replacements                  (108)       (64)

  Net (deposits to) receipts from

    restricted escrows                                     (36)        76

       Net cash (used in) provided by

          investing activities                            (144)        12


Cash flows from financing activities:

  Payments on mortgage notes payable                       (63)       (62)

  Repayment of mortgage note payable                        --     (2,297)

  Proceeds from mortgage note payable                       --      3,300

  Loan costs paid                                           (5)       (83)

  Partners' distributions                               (1,319)      (139)

       Net cash (used in) provided by

          financing activities                          (1,387)       719


Net (decrease) increase in cash and cash equivalents    (1,192)     1,034


Cash and cash equivalents at beginning of year           1,508        474


Cash and cash equivalents at end of year               $   316    $ 1,508


Supplemental disclosure of cash flow information:

  Cash paid for interest                               $   493    $   423


          See Accompanying Notes to Consolidated Financial Statements




                     UNITED INVESTORS GROWTH PROPERTIES II

                   Notes to Consolidated Financial Statements

                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: United Investors Growth Properties II (the "Partnership" or "Registrant"), a Missouri Limited Partnership, was organized in March 1990, with the initial group of limited partners being admitted on February 22, 1991. Additional partners were admitted each month thereafter through October 1992. The Partnership was formed to acquire and operate certain types of income-producing real estate. United Investors Real Estate, Inc. (the "General Partner"), is the general partner. The General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"). See "Note B - Transfer of Control". The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date. The Partnership commenced operations on March 23, 1990, and completed its acquisition of apartment properties on July 1, 1992. The Partnership operates two apartment properties in the South.

Cash and cash equivalents: The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security deposits: The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the apartment and is current on its rental payments.

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

In November 1997, the Partnership transferred ownership of the Stone Ridge Apartments to Stone Ridge Apartments, LLC ("Stone Ridge"), a wholly-owned subsidiary of the Partnership, which is consolidated with the Partnership's financial statements.

Investment properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.
No adjustments for impairment of value were necessary for the years ended December 31, 1998 or 1997.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 / years and (2) personal additions over 7 years.

Restricted Escrow:   A replacement reserve account was established at both
properties when they were refinanced. Each property makes monthly deposits to maintain a Replacement Reserve designated for repairs and replacements at the properties. At December 31, 1998, this reserve totaled approximately $51,000.

Loan Costs: Loan costs are deferred and are amortized as interest expense over the terms of the related loans. Unamortized loan costs of approximately $113,000 are included in other assets at December 31, 1998.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Allocation of Net Income and Loss: In accordance with the Partnership Agreement, net income and net loss (as defined in the Partnership Agreement, income or loss of the Partnership determined without regard to gain or loss from sale) shall be allocated 1% to the General Partner and 99% to the limited partners.

Gain/Loss from a Sale: Gain from a sale shall be allocated as follows: (a) first to each partner who has a negative capital account, an amount equal to (or in proportion to if less than) such partner's negative capital account balance and (b) second, 99% to the limited partners and 1% to the General Partner, until each limited partner has been allocated an amount equal to (or in proportion to if less than) the excess, if any, of such limited partner's adjusted capital investment over his capital account.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $38,000 and $32,000 for the years ended December 31, 1998 and 1997, respectively, were charged to operating expense as incurred.

Reclassifications: Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation. These reclassifications had no impact on net income (loss) or partners' capital (deficit) as previously reported.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note G" for detailed disclosure of the Partnership's segments.)

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:


                        Principal    Monthly                       Principal

                        Balance At   Payment   Stated               Balance

                       December 31, Including Interest Maturity     Due At

Property                   1998     Interest    Rate     Date      Maturity

                           (in thousands)                       (in thousands)


Riverwalk Apartments     $2,584       $   22   9.25%   04/01/02     $2,465

Stone Ridge Apartments    3,267           22   7.13%   12/01/04      3,018


Total                    $5,851       $   44                        $5,483


The mortgage notes payable are nonrecourse and are secured by pledge of the respective Partnership's properties and by pledge of revenue from operations of the respective rental properties. Both mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On November 3, 1997, the Partnership refinanced the mortgage encumbering Stone Ridge Apartments. The refinancing replaced indebtedness of approximately $2,297,000 with a new mortgage in the amount of $3,300,000. The new loan requires monthly principal and interest payments and is being amortized over 30 years with a balloon payment due at maturity. Total capitalized loan costs were approximately $5,000 and $83,000 during the years ended December 31, 1998 and 1997, respectively. In connection with the refinancing, the lender required that the property be placed in a limited liability corporation (a "LLC"). Accordingly the Partnership transferred ownership of this property to Stone Ridge Apartments, LLC, a wholly-owned subsidiary of the Partnership.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):


           1999             $   68

           2000                 74

           2001                 80

           2002              2,519

           2003                 46

        Thereafter           3,064

                            $5,851


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner during each of the years ended December 31, 1998 and 1997:


                                                 1998       1997

                                                 (in thousands)

Property management fees (included in

 operating expenses)                            $ 86       $ 83

Reimbursement for services of affiliates

 (included in investment properties, general

 and administrative expenses and operating

 expenses) (1)                                    27         40


(1) Included in "Reimbursement for services of affiliates", for the years ended December 31, 1998 and 1997, is approximately $2,000 and $5,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates $86,000 and $83,000 for management fees for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $27,000 and $40,000 for the years ended December 31, 1998 and 1997, respectively.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

NOTE E - INCOME TAX

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except for unit data):


                                               1998        1997


Net income (loss) as reported                $  25       $ (29)

Add (deduct):

   Deferred revenue and other liabilities      (24)         15

   Depreciation differences                     17           6


Federal taxable income (loss)                $  18       $  (8)


Federal taxable income (loss)

   per limited partnership unit              $ .87       $(.38)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 1998 (in thousands):


Net assets as reported                                 $ 975

Differences in basis of assets and liabilities:

   Investment properties at cost                         (12)

   Accumulated depreciation                               36

   Deferred Revenue and other                             (9)

   Syndication costs                                      681

   Net assets - tax basis                              $1,671


NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                        Initial Cost

                                       To Partnership

                                       (in thousands)


                                                   Buildings      Net Costs

                                                  and Related    Capitalized



                                                    Personal    Subsequent to

Description           Encumbrances       Land       Property     Acquisition

                     (in thousands)                            (in thousands)


Riverwalk            $2,584          $  646       $3,062       $  505

Stone Ridge           3,267             425        3,265          382


Totals               $5,851          $1,071       $6,327       $  887






             Gross Amount At Which
                    Carried

              At December 31, 1998

                 (in thousands)


                     Buildings

                        And                                                  Depreciable

                     Personal           Accumulated     Date of      Date       Life-

Description    Land  Property   Total   Depreciation  Construction Acquired     Years

                                       (in thousands)


Riverwalk     $  646 $3,567    $4,213     $  989          1985     03/31/92    5-27.5

Stone Ridge      425  3,647     4,072        920          1987     07/01/92    5-27.5


Totals        $1,071 $7,214    $8,285     $1,909




Reconciliation of "Real Estate and Accumulated Depreciation":


                                   Years Ended December 31,

                                       1998        1997

                                        (in thousands)

Investment Properties

Balance at beginning of year          $8,177      $8,113

  Property improvements                  108          64


Balance at end of year                $8,285      $8,177


Accumulated Depreciation

Balance at beginning of year          $1,583      $1,268

  Depreciation expense                   326         315


Balance at end of year                $1,909      $1,583


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998, is approximately $8,273,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998, is approximately $1,911,000.

NOTE G - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenue: As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: residential properties. The Registrant's residential property segment consists of two apartment complexes, one located in Houston, Texas and another located in Overland Park, Kansas. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.

                                    Residential     Other      Totals
 1998
 Rental income                      $1,632       $   --      $1,632
 Other income                           85           25         110
 Interest expense                      499           --         499
 Depreciation                          326           --         326
 General and administrative expense     --           89          89
 Segment profit (loss)                  89          (64)         25
 Total assets                        6,840          234       7,074
 Capital expenditures for
   Investment properties               108           --         108

                                    Residential     Other      Totals
 1997
 Rental income                      $1,558       $   --      $1,558
 Other income                           83           21         104
 Interest expense                      467           --         467
 Depreciation                          315           --         315
 General and administrative expense     --           90          90
 Segment profit (loss)                  40          (69)        (29)
 Total assets                        6,897        1,443       8,340
 Capital expenditures for
   Investment properties                64            --         64

NOTE H - LEGAL PROCEEDINGS

In March 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. United Investors Growth II, L.P., et al. The complaint claims that the Partnership and the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. The General Partner is unable to determine the costs associated with this claim at this time.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 28, 1998, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche LLP ("Deloitte") and retained as its new Independent Auditors, KPMG Peat Marwick LLP. Deloitte's Independent Auditor's Report on the Registrant's consolidated financial statements for the calendar year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the General Partner's Directors. During the calendar year ended 1997 and through September 28, 1998, there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective September 28, 1998, the Registrant engaged KPMG Peat Marwick LLP as its Independent Auditors. During the last two calendar years and through September 28, 1998, the Registrant did not consult KPMG Peat Marwick LLP regarding any of the matters or events set forth in Item 304 (a) (2) (i) and
(ii) of Regulation S-B.




                                    PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

United Investors Growth Properties II (the "Registrant" or the "Partnership") has no officers or directors. United Investors Real Estate, Inc. ("UIRE" or the "General Partner") manages and controls the Partnership and has general responsibility and authority in all matters affecting its business.

The names of the directors and executive officers of UIRE, their ages and the nature of all positions with UIRE presently held are as follows:

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of Aimco and Vice President-Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1998, no person was known by the Partnership to be the beneficial owner of more than five percent of the outstanding Units of the Partnership.

As of December 31, 1998, no Units were owned by the General Partner or any of its officers and directors.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General Partner. AIMCO and its affiliates currently do not own any of the limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there by any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner received cash distributions of approximately $13,000 during the year ended December 31, 1998. Of this amount, approximately $9,000 of these distributions was from proceeds from refinancing Stone Ridge Apartments in 1997 and approximately $4,000 was from operations. The General Partner received approximately $1,000 in distribution from cash from operations during the year ended December 31, 1997. For a description of the share of cash distributions from operations and refinancings, if any, to which the General Partner is entitled, see "Note A" of the consolidated financial statements included in "Item 7. Financial Statements".

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner during each of the years ended December 31, 1998 and 1997:

                                                 1998        1997

                                                  (in thousands)


Property management fees                        $ 86        $ 83


Reimbursement for services of affiliates (1)    $ 27        $ 40


(1) Included in "Reimbursement for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $2,000 and $5,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates $86,000 and $83,000 for management fees for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $27,000 and $40,000 for the years ended December 31, 1998 and 1997, respectively.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits:

             See Exhibit Index contained herein.

(b)          Reports on Form 8-K filed in the fourth quarter of fiscal year
             1998:

             Current Report on Form 8-K dated September 23, 1998 and filed October 1, 1998, reporting the dismissal of Deloitte and Touche, LLP as independent accountant and the engagement of KPMG Peat Marwick, LLP.

             Current Report on Form 8-K dated October 1, 1998 and filed on October 16, 1998 disclosing Change in Control of Registrant from Insignia Financial Group, Inc. to AIMCO.

             Current Report on Form 8-K/A dated September 23, 1998 and filed on October 27, 1998 providing letter from former independent accountant regarding statements made in Form 8-K dated September 23, 1998 and filed on October 1, 1998.



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


                                        UNITED INVESTORS GROWTH PROPERTIES II

                                        By:  United Investors Real Estate, Inc.,
                                             Its General Partner

                                        By:  /s/ Patrick J. Foye
                                             Patrick J. Foye
                                             Executive Vice President


                                        By:  /s/ Timothy R. Garrick
                                             Timothy R. Garrick
                                             Vice President - Accounting


                                        Date:  March 31, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Patrick J. Foye      Executive Vice President      Date: March 31, 1999
Patrick J. Foye          and Director

/s/ Timothy R. Garrick   Vice President - Accounting   Date: March 31, 1999
Timothy R. Garrick       and Director



                               INDEX TO EXHIBITS

EXHIBIT

 1 Form of Dealer Manager Agreement between the General Partner and the Dealer Manager, including Form of Soliciting Broker Agreement; incorporated by reference to Exhibit 1 to Amendment No. 1 to Partnership's Registration Statement (File No. 33-34111) previously filed on June 8, 1990.

 2.1 Agreement and Plan of Merger, dated October 1, 1998 and filed October 16, 1998, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.1 filed with Registrant's Current Report on Form 8-K, dated, October 1, 1998).

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

10.15 Purchase and Sale Agreement, made as of the 19th of July, 1995, by and between Kauri Investments, Ltd., a Washington corporation, and Renaissance Village Associates, JV, a Kansas joint venture. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1995)

10.16 Amendment to Purchase and Sale Agreement, made as of the 10th day of August, 1995, by and between Kauri Investments, Ltd., a Washington corporation, and Renaissance Village Associates, JV, a Kansas joint venture. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1995)

10.17 Multifamily Note dated November 3, 1997, by and between Stone Ridge Apartments, L.L.C., a South Carolina limited liability company and Lehman Brothers Holdings, Inc., a Delaware corporation (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997)

16 Letter dated October 1, 1998 from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant in this current report (incorporated by reference to the Registrant's Current Report on Form 8-K/A filed October 27, 1998.)

27        Financial Data Schedule

99.1 Portions of Partnership's Prospectus dated June 18, 1990; incorporated by reference to Exhibit 99.1 to Partnership's Report on Form 10-K previously filed on March 6, 1991.