Form 10QSB
period 1999-03-31
UNITED INVESTORS GROWTH PROPERTIES II
filed 1999-05-14
CIK 862114

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


                 For the quarterly period ended March 31, 1999


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


                         55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


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


ITEM 1.   FINANCIAL STATEMENTS

a)
                     UNITED INVESTORS GROWTH PROPERTIES II

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999




Assets

  Cash and cash equivalents                                   $  378

  Receivables and deposits                                       185

  Restricted escrows                                              47

  Other assets                                                   123

  Investment properties:

     Land                                          $ 1,071

     Buildings and related personal property         7,237

                                                     8,308

     Less accumulated depreciation                  (1,993)    6,315

                                                              $7,048

Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                            $    5

  Tenant security deposit liabilities                             43

  Accrued property taxes                                          84

  Other liabilities                                               71

  Mortgage notes payable                                       5,835

Partners' Capital (Deficit)

  General partner's                                $   (15)

  Limited partners' (20,661 units

     issued and outstanding)                         1,025     1,010


                                                              $7,048


          See Accompanying Notes to Consolidated Financial Statements

b)
                     UNITED INVESTORS GROWTH PROPERTIES II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                                  Three Months Ended

                                                      March 31,

                                                  1999         1998

Revenues:

  Rental income                                  $  410       $  401

  Other income                                       28           37

       Total revenues                               438          438

Expenses:

  Operating                                         149          155

General and administrative                           19           26

  Depreciation                                       84           79

  Interest                                          124          126

  Property taxes                                     27           33

       Total expenses                               403          419

Net income                                       $   35       $   19

Net income allocated to general partner (1%)     $   --       $   --

Net income allocated to limited partners (99%)       35           19

                                                 $   35       $   19

Net income per limited partnership unit          $ 1.69       $  .92

Distributions per limited partnership unit       $   --       $16.07


          See Accompanying Notes to Consolidated Financial Statements

c)
                     UNITED INVESTORS GROWTH PROPERTIES II

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)




                                  Limited

                                Partnership   General    Limited

                                   Units      Partner   Partners     Total


Original capital contributions    20,661     $   --     $ 5,165     $ 5,165


Partners' (deficit) capital

  at December 31, 1998            20,661     $  (15)    $   990     $   975


Net income for the three months

  ended March 31, 1999                --         --          35          35


Partners' (deficit) capital

  at March 31, 1999               20,661     $  (15)    $ 1,025     $ 1,010

          See Accompanying Notes to Consolidated Financial Statements


d)
                     UNITED INVESTORS GROWTH PROPERTIES II

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)




                                                        Three Months Ended

                                                             March 31,

                                                          1999       1998

Cash flows from operating activities:

  Net income                                            $   35      $   19

  Adjustments to reconcile net income to

    net cash provided by operating activities:

    Depreciation                                            84          79

    Amortization of loan costs                               6           6

    Change in accounts:

      Receivables and deposits                              26         (28)

      Other assets                                          (9)          9

      Accounts payable                                      (8)         (7)

      Tenant security deposit liabilities                    1           2

      Accrued property taxes                               (22)         32

      Other liabilities                                    (16)        (37)

         Net cash provided by operating activities          97          75

Cash flows from investing activities:

  Property improvements and replacements                   (23)        (16)

  Net receipts from (deposits to) restricted escrows         4          (7)

         Net cash used in investing activities             (19)        (23)

Cash flows from financing activities:

  Payments on mortgage notes payable                       (16)        (15)

  Loan costs paid                                           --          (5)

  Partners' distributions                                   --        (335)

         Net cash used in financing activities             (16)       (355)

Net increase (decrease) in cash and cash equivalents        62        (303)

Cash and cash equivalents at beginning of period           316       1,508

Cash and cash equivalents at end of period              $  378      $1,205

Supplemental disclosure of cash flow information:

  Cash paid for interest                                $  118      $  138


          See Accompanying Notes to Consolidated Financial Statements



e)
                     UNITED INVESTORS GROWTH PROPERTIES II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of United Investors Growth Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements include all the accounts of the Partnership and its 100% owned limited liability company, Stone Ridge Apartments, L.L.C. and its 99.99% owned partnership, Riverwalk Apartments Limited Partnership ("Riverwalk"). The Partnership is the sole general partner of Riverwalk and an unaffiliated individual is the sole limited partner. The Partnership is able to control the major operating and financial policies of Riverwalk. As a result, the Partnership consolidates its interest in these two entities, whereby all accounts are included in the consolidated financial statements of the Partnership with all interentity accounts being eliminated. The minority interest of the limited partner of Riverwalk is not material to the Partnership.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner for the three month periods ended March 31, 1999 and 1998:


                                                             1999     1998

                                                            (in thousands)


Property management fees (included in operating expenses)    $ 21     $ 21


Reimbursements for services of affiliates (included in

  general and administrative and operating expenses)          6         6


During the three months ended March 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $21,000 for management fees for both the three months ended March 31, 1999 and 1998.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $6,000 for both the three months ended March 31, 1999 and 1998.

NOTE D - SEGMENT REPORTING

The Partnership has one reportable segment: residential properties. The Registrant's residential property segment consists of two apartment complexes, one located in Houston, Texas and another located in Overland Park, Kansas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.

1999                                Residential     Other      Totals

Rental income                         $  410       $   --      $  410
Other income                              26            2          28
Interest expense                         124           --         124
Depreciation                              84           --          84
General and administrative expense        --           19          19
Segment profit (loss)                     52          (17)         35
Total assets                           6,792          256       7,048
Capital expenditures for
  investment properties                   23           --          23

                                    Residential     Other      Totals
1998

Rental income                         $  401       $   --      $  401
Other income                              25           12          37
Interest expense                         126           --         126
Depreciation                              79           --          79
General and administrative expense        --           26          26
Segment profit (loss)                     33          (14)         19
Total assets                           6,914        1,085       7,999
Capital expenditures for
  investment properties                   16            --         16

NOTE E - LEGAL PROCEEDINGS

In March 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. United Investors Growth II, L.P., et al. The complaint claims that the Partnership and the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. These expenses are not expected to have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 1999 and 1998:

                                         Average Occupancy
Property                                1999          1998
Riverwalk
 Houston, Texas                          95%           97%
Stone Ridge
 Overland Park, Kansas                   95%           99%

The General Partner attributes the decrease in occupancy at Stone Ridge to a tighter rental market in Overland Park, Kansas due to increased home purchases in the area.

Results of Operations

The Registrant's net income for the three months ended March 31, 1999 was approximately $35,000 as compared to net income of approximately $19,000 for the three months ended March 31, 1998. The increase in net income is due to a decrease in total expenses. Total revenue remained constant due to an increase in rental income which was offset by a decrease in other income. Rental income increased primarily as a result of average annual rental rate increases at both properties during the three months ended March 31, 1999, which was partially offset by occupancy decreases at both properties. Other income decreased due to a decrease in interest income due to decreased cash balances in interest-bearing accounts.

Total expenses decreased primarily due to decreased operating expenses, property taxes, and general and administrative expenses. Operating expenses decreased due to decreased maintenance expenses at Riverwalk and decreased insurance premiums at both properties due to a change in insurance companies. Property taxes decreased due to a decrease in tax rates at Stone Ridge. General and administrative expenses decreased due to decreased professional fees associated with managing the Partnership. Included in general and administrative expenses at both March 31, 1999 and 1998 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Registrant had cash and cash equivalents of approximately $378,000 as compared to approximately $1,205,000 at March 31, 1998. The increase in cash and cash equivalents of approximately $62,000 since December 31, 1998, is due to approximately $97,000 of cash provided by operating activities, which was partially offset by approximately $19,000 of cash used in investing activities and approximately $16,000 of cash used in financing activities. Cash used in investing activities consisted primarily of property improvements and replacements which was partially offset by net receipts from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Riverwalk Apartments

Riverwalk Apartments spent approximately $17,000 on capital improvements for the three months ended March 31, 1999. These improvements consisted primarily of balcony replacements and carpet and vinyl replacements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $198,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $214,000 for 1999 at this property consisting primarily of landscaping, air conditioning unit replacement and carpet and vinyl replacement.

Stone Ridge Apartments

Stone Ridge Apartments spent approximately $6,000 on capital improvements for the three months ended March 31, 1999, consisting primarily of carpet and vinyl replacements. These improvements were funded from replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $115,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $117,000 for 1999 at this property consisting primarily of landscaping, parking lot repairs, carpet and vinyl replacement and other structural improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness for Riverwalk of approximately $2,576,000 has a balloon payment of approximately $2,465,000 due on April 1, 2002. The mortgage indebtedness for Stone Ridge of approximately $3,259,000 has a balloon payment of approximately $3,018,000 due on December 1, 2004. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to their maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

No cash distributions were made to partners during the three months ended March 31, 1999. During the three months ended March 31, 1998, cash distributions were approximately $335,000 ($16.07 per limited partnership unit). This distribution consisted of a portion of the proceeds from the refinancing of Stone Ridge Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and property sales. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General Partner. AIMCO and its affiliates currently do not own any of the limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash, preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

Year 2000 Compliance

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999, the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. United Investors Growth II, L.P., et al. The complaint claims that the Partnership and the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. These expenses are not expected to have a material effect on the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits:

              Exhibits 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)  Reports on Form 8-K:

              None filed during the quarter ended March 31, 1999.




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


                              UNITED INVESTORS GROWTH PROPERTIES II

                              By:  United Investors Real Estate, Inc.
                                   Its General Partner


                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By: /s/ Carla R. Stoner
                                  Carla R. Stoner
                                  Senior Vice President - Finance
                                  and Administration


                              Date: May 13, 1999