Form 10QSB
period 1999-06-30
UNITED INVESTORS GROWTH PROPERTIES II
filed 1999-08-12
CIK 862114

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

                  For the quarterly period ended June 30, 1999

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


ITEM 1.  FINANCIAL STATEMENTS

a)
                     UNITED INVESTORS GROWTH PROPERTIES II

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999




Assets

  Cash and cash equivalents                                          $  402

  Receivables and deposits                                              154

  Restricted escrows                                                     39

  Other assets                                                          114

  Investment properties:

     Land                                                 $ 1,071

     Buildings and related personal property                7,325

                                                            8,396

     Less accumulated depreciation                         (2,068)    6,328

                                                                     $7,037
Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                                   $    4

  Tenant security deposit liabilities                                    44

  Accrued property taxes                                                 64

  Other liabilities                                                      79

  Mortgage notes payable                                              5,818

Partners' Capital (Deficit)

  General partner's                                       $   (14)

  Limited partners' (20,661 units

     issued and outstanding)                                1,042     1,028


                                                                     $7,037


          See Accompanying Notes to Consolidated Financial Statements
b)
                     UNITED INVESTORS GROWTH PROPERTIES II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                   Three Months Ended       Six Months Ended

                                        June 30,                June 30,

                                   1999        1998        1999        1998

Revenues:

  Rental income                  $  416      $  408      $  826      $  809

  Other income                       20          30          48          67

       Total revenues               436         438         874         876

Expenses:

  Operating                         150         173         299         328

  General and administrative         39          21          58          47

  Depreciation                       75          82         159         161

  Interest                          124         124         248         250

  Property taxes                     30          32          57          65

       Total expenses               418         432         821         851

Net income                       $   18      $    6      $   53      $   25

Net income allocated

  to general partner (1%)        $   --      $   --      $    1      $   --

Net income allocated

  to limited partners (99%)          18           6          52          25

                                 $   18      $    6      $   53      $   25

Net income per limited

  partnership unit               $  .87      $  .29      $ 2.52      $ 1.21

Distributions per limited

  partnership unit               $   --      $38.28      $   --      $54.35


          See Accompanying Notes to Consolidated Financial Statements
c)
                     UNITED INVESTORS GROWTH PROPERTIES II

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)




                                    Limited

                                  Partnership   General     Limited

                                     Units      Partner    Partners      Total


Original capital contributions      20,661     $   --      $ 5,165      $ 5,165


Partners' (deficit) capital

  at December 31, 1998              20,661     $  (15)     $   990      $   975


Net income for the six months

  ended June 30, 1999                   --          1           52           53


Partners' (deficit) capital

  at June 30, 1999                  20,661     $  (14)     $ 1,042      $ 1,028

          See Accompanying Notes to Consolidated Financial Statements
d)
                     UNITED INVESTORS GROWTH PROPERTIES II

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)




                                                             Six Months Ended

                                                                 June 30,

                                                             1999        1998

Cash flows from operating activities:

  Net income                                              $    53     $    25

  Adjustments to reconcile net income to net cash

    provided by operating activities:

    Depreciation                                              159         161

    Amortization of loan costs                                 12          12

    Change in accounts:

      Receivables and deposits                                 57         (80)

      Other assets                                             (6)         10

      Accounts payable                                         (9)        (11)

      Tenant security deposit liabilities                       2           2

      Accrued property taxes                                  (42)         65

      Other liabilities                                        (8)        (26)

         Net cash provided by operating activities            218         158

Cash flows from investing activities:

  Property improvements and replacements                     (111)        (41)

  Net receipts from (deposits to) restricted escrows           12         (17)

         Net cash used in investing activities                (99)        (58)

Cash flows from financing activities:

  Payments on mortgage notes payable                          (33)        (31)

  Loan costs paid                                              --          (5)

  Partners' distributions                                      --      (1,134)

         Net cash used in financing activities                (33)     (1,170)

Net increase (decrease) in cash and cash equivalents           86      (1,070)

Cash and cash equivalents at beginning of period              316       1,508

Cash and cash equivalents at end of period                $   402     $   438

Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $   235     $   256


          See Accompanying Notes to Consolidated Financial Statements



e)
                     UNITED INVESTORS GROWTH PROPERTIES II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of United Investors Growth Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements include all the accounts of the Partnership and its 100% owned limited liability company, Stone Ridge Apartments, L.L.C. and its 99.99% owned partnership, Riverwalk Apartments Limited Partnership ("Riverwalk"). The Partnership is the sole general partner of Riverwalk and an unaffiliated individual is the sole limited partner. The Partnership is able to control the major operating and financial policies of Riverwalk. As a result, the Partnership consolidates its interest in these two entities, whereby all accounts are included in the consolidated financial statements of the Partnership with all inter-entity accounts being eliminated. The minority interest of the limited partner of Riverwalk is not material to the Partnership.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner for the six month periods ended June 30, 1999 and 1998:


                                                              1999      1998

                                                              (in thousands)


Property management fees (included in operating expenses)   $ 43      $ 43

Reimbursements for services of affiliates (included in

  investment properties and general and administrative

  and operating expenses)                                     15        14


During the six months ended June 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $43,000 for management fees for both the six month periods ended June 30, 1999 and 1998.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $15,000 and $14,000 for the six months ended June 30, 1999 and 1998, respectively, including approximately $2,000 in construction service reimbursements for both periods.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 9,297.45 (45.00% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $59 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,166.00 units. As a result, AIMCO and its affiliates currently own 1,166.00 units of limited partnership interest in the Partnership representing 5.64% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.

                                    Residential     Other      Totals
1999
Rental income                       $  826       $   --      $  826
Other income                            44            4          48
Interest expense                       248           --         248
Depreciation                            159          --         159
General and administrative expense      --           58          58
Segment profit (loss)                  107          (54)         53
Total assets                         6,810          227       7,037
Capital expenditures for
  investment properties                111           --         111

                                    Residential     Other      Totals
1998
Rental income                       $  809       $   --      $  809
Other income                            47           20          67
Interest expense                       250           --         250
Depreciation                           161           --         161
General and administrative expense      --           47          47
Segment profit (loss)                   52          (27)         25
Total assets                         6,891          339       7,230
Capital expenditures for
  investment properties                 41           --          41

NOTE E - DISTRIBUTIONS

During the six months ended June 30, 1998, cash distributions were approximately $1,134,000 (approximately $1,123,000 to the limited partners or $54.35 per limited partnership unit). These distributions consisted of approximately $920,000 of proceeds from the refinancing of Stone Ridge Apartments in November of 1997 and approximately $214,000 from operations.

NOTE F - LEGAL PROCEEDINGS

In March 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. United Investors Growth II, L.P., et al. The complaint claims that the Partnership and the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The costs associated with the settlement are included in total expenses for the six months ended June 30, 1999, and did not have a material effect on the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 1999 and 1998:

                                         Average Occupancy
Property                                1999          1998

Riverwalk
 Houston, Texas                          95%           97%
Stone Ridge
 Overland Park, Kansas                   96%           98%

Results of Operations

The Registrant's net income for the six months ended June 30, 1999, was approximately $53,000 as compared to net income of approximately $25,000 for the six months ended June 30, 1998. The Registrant's net income for the three months ended June 30, 1999, was approximately $18,000 as compared to net income of approximately $6,000 for the three months ended June 30, 1998. The increase in net income is due to a decrease in total expenses which is partially offset by a slight decrease in total revenues. Total revenues decreased slightly due to a decrease in other income which was offset by an increase in rental income. Other income decreased due to a decrease in interest income due to decreased cash balances in interest-bearing accounts. Rental income increased primarily as a result of average annual rental rate increases at both properties during the three and six months ended June 30, 1999, which was partially offset by occupancy decreases at both properties.

Total expenses decreased primarily due to decreased operating expenses and to a lessor extent, decreased property tax expenses which is partially offset by increased general and administrative expenses. Operating expenses decreased due to decreased maintenance expenses at Riverwalk and decreased insurance premiums at both properties due to a change in insurance companies. Property tax expense decreased due to the timing of receipt of property tax bills for 1999 and 1998 which affected the accruals as of June 30, 1999 and 1998. General and administrative expenses increased due to increased legal expenses due to the settlement of the Bond Purchase L.L.C. v. United Investors Growth II, L.P., et al legal case. Included in general and administrative expenses at both June 30, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Registrant had cash and cash equivalents of approximately $402,000 as compared to approximately $438,000 at June 30, 1998. The increase in cash and cash equivalents of approximately $86,000 since the Partnership's year-ended December 31, 1998, is due to approximately $218,000 of cash provided by operating activities, which was partially offset by approximately $99,000 of cash used in investing activities and approximately $33,000 of cash used in financing activities. Cash used in investing activities consisted primarily of property improvements and replacements which was partially offset by net receipts from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

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

Riverwalk Apartments

Riverwalk Apartments spent approximately $82,000 on capital improvements for the six months ended June 30, 1999. These improvements consisted primarily of air conditioning unit replacement, cabinets, carpet and vinyl replacement and other structural improvements. These improvements were funded from operating cash flow and Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $198,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $214,000 for 1999 at this property which include certain of the required improvements and consist primarily of landscaping, air conditioning unit replacement and carpet and vinyl replacement.

Stone Ridge Apartments

Stone Ridge Apartments spent approximately $29,000 on capital improvements for the six months ended June 30, 1999, consisting primarily of landscaping, grounds lighting, and carpet and vinyl replacements. These improvements were funded from operating cash flow and Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $115,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $117,000 for 1999 at this property which include certain of the required improvements and consist primarily of landscaping, parking lot repairs, carpet and vinyl replacement and other structural improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness for Riverwalk of approximately $2,568,000 has a balloon payment of approximately $2,465,000 due on April 1, 2002. The mortgage indebtedness for Stone Ridge of approximately $3,250,000 has a balloon payment of approximately $3,018,000 due on December 1, 2004. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to their maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

No cash distributions were made to partners during the six months ended June 30, 1999. During the six months ended June 30, 1998, cash distributions were approximately $1,134,000 (approximately $1,123,000 to the limited partners or $54.35 per limited partnership unit). These distributions consisted of approximately $920,000 of proceeds from the refinancing of Stone Ridge Apartments in November of 1997 and approximately $214,000 from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy will be reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 1999 or subsequent periods.

Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 9,297.45 (45.00% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $59 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,166.00 units. As a result, AIMCO and its affiliates currently own 1,166.00 units of limited partnership interest in the Partnership representing 5.64% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


In March 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. United Investors Growth II, L.P., et al. The complaint claims that the Partnership and the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The costs associated with the settlement are included in total expenses for the six months ended June 30, 1999, and did not have a material effect on the Partnership's overall operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)             Exhibits:

               Exhibits 27, Financial Data Schedule, is filed as an exhibit to this report.

b)             Reports on Form 8-K:

               None filed during the quarter ended June 30, 1999.


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

                                Date:        August 12, 1999