Form 10QSB
period 1999-09-30
UNITED INVESTORS GROWTH PROPERTIES II
filed 1999-11-09
CIK 862114

FORM 10-QSB---QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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


ITEM 1.   FINANCIAL STATEMENTS

a)

                     UNITED INVESTORS GROWTH PROPERTIES II

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999

Assets
Cash and cash equivalents                                               $    397
Receivables and deposits                                                     185
Restricted escrows                                                            49
Other assets                                                                 111
Landstment properties:                                    $  1,071
Buildings and related personal property                      7,424
                                                             8,495
Less accumulated depreciation                               (2,148)        6,347
                                                                        $  7,089
Liabilities and Partners' (Deficit) Capital

Liabilities
Accounts payable                                                         $    19
Tenant security deposit liabilities                                           47
Accrued property taxes                                                        96
Other liabilities                                                             84
Mortgage notes payable                                                     5,801

Partners' (Deficit) Capital
General partner                                           $    (14)
Limited partners (20,661 units
issued and outstanding)                                      1,056         1,042
                                                                        $  7,089

          See Accompanying Notes to Consolidated Financial Statements

b)

                     UNITED INVESTORS GROWTH PROPERTIES II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
Revenues:                             1999        1998       1999       1998
Rental income                      $   423     $   411    $ 1,249    $ 1,220
Other income                            19          23         67         90
Total revenues                         442         434      1,316      1,310

Expenses:
Operating                                  159         182        458        510
General and administrative                  34          17         92         64
Depreciation                                80          82        239        243
Interest                                   123         125        371        375
Property taxes                              32          33         89         98
Total expenses                             428         439      1,249      1,290

Net income (loss)                      $    14     $    (5)   $    67    $    20

Net income allocated
to general partner (1%)                $    --     $    --    $     1    $    --
Net income (loss) allocated
to limited partners (99%)                   14          (5)        66         20
                                       $    14     $    (5)   $    67    $    20

Net income (loss) per limited
partnership unit                       $   .68     $  (.24)   $  3.19    $   .97

Distributions per limited
partnership unit                       $    --     $  7.19    $    --    $ 61.57


          See Accompanying Notes to Consolidated Financial Statements


c)
                      UNITED INVESTORS GROWTH PROPERTIES II

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership   General     Limited
                                    Units      Partner     Partners      Total

Original capital contributions      20,661     $    --     $ 5,165      $ 5,165


Partners' (deficit) capital at
December 31, 1998                   20,661     $   (15)    $   990      $   975

Net income for the nine months
ended September 30, 1999               --            1          66           67

Partners' (deficit) capital
   at September 30, 1999            20,661     $   (14)    $ 1,056      $ 1,042


          See Accompanying Notes to Consolidated Financial Statements


d)
                     UNITED INVESTORS GROWTH PROPERTIES II

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Nine Months Ended
                                                              September 30,
Cash flows from operating activities:                        1999         1998
Net income                                               $    67      $    20
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                 239          243
Amortization of loan costs                                    19           18
Change in accounts:
Receivables and depits                                        26         (114)
Other assets                                                 (10)           4
Accounts payable                                               6           (4)
Tenant security deposit liabilities                            5           --
Accrued property taxes                                       (10)          98
Other liabilities                                             (3)         (23)

Net cash provided by operating activities                    339          242

Cash flows from investing activities:
Property improvements and replacements                      (210)         (85)
Net receipts from (deposits to) restricted escrows             2          (27)

Net cash used in investing activities                       (208)        (112)

Cash flows from financing activities:
Payments on mortgage note payable                            (50)         (47)
Loan costs paid                                               --           (5)
Partners' distributions                                       --       (1,285)

Net cash used in financing activities                        (50)      (1,337)

Net increase (decrease) in cash and cash equivalents          81       (1,207)

Cash and cash equivalents at endiofiperiodperiod         $   397      $ 1,301
Supplemental disclosure of cash flow information:
Cash paid for interest                                   $   353      $   375

          See Accompanying Notes to Consolidated Financial Statements


e)
                     UNITED INVESTORS GROWTH PROPERTIES II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of United Investors Growth Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

The following payments were made to affiliates of the General Partner for the nine month periods ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)

Property management fees (included in operating expenses)      $ 65      $ 64

Reimbursement for services of affiliates (included in
  investment properties and general and administrative
  and operating expenses)                                        21        20


During the nine months ended September 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $65,000 and $64,000, respectively, for management fees for the nine month periods ended September 30, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $21,000 and $20,000 for the nine months ended September 30, 1999 and 1998, respectively, including approximately $2,000 in construction service reimbursements for both periods.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner, commenced a tender offer to purchase up to 9,297.45 (approximately 45.00% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $59 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,270.00 units.
As a result, AIMCO and its affiliates currently own 1,270.00 units of limited partnership interest in the Partnership representing approximately 6.15% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - DISTRIBUTIONS

No cash distributions were made to the partners during the nine months ended September 30, 1999. During the nine months ended September 30, 1998, cash distributions were approximately $1,285,000 (approximately $1,272,000 to the limited partners or $61.57 per limited partnership unit). These distributions consisted of approximately $920,000 (approximately $911,000 to the limited partners or $44.09 per limited partnership unit) of proceeds from the refinancing of Stone Ridge Apartments in November of 1997 and approximately $365,000 (approximately $361,000 to the limited partners or $17.48 per limited partnership unit) from operations.

NOTE E - SEGMENT REPORTING

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

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.

                      1999                      Residential     Other     Totals

Rental income                                    $ 1,249      $    --    $ 1,249
Other income                                          61            6         67
Interest expense                                     371           --        371
Depreciation                                         239           --        239
General and administrative expense                    --           92         92
Segment profit (loss)                                153          (86)        67
Total assets                                       6,888          201      7,089
Capital expenditures for investment
  properties                                         210           --        210

                      1998                      Residential     Other     Totals

Rental income                                    $ 1,220      $    --    $ 1,220
Other income                                          67           23         90
Interest expense                                     375           --        375
Depreciation                                         243           --        243
General and administrative expense                    --           64         64
Segment profit (loss)                                 61          (41)        20
Total assets                                       6,851          248      7,099
Capital expenditures for investment
  properties                                          85           --         85


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the SecuritiessandnExchangenCommission madeSbyathetRegistrantifromstimehtohtime.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

Riverwalk Apartments                        96%        97%
Houston, Texas
Stone Ridge Apartments                      97%        97%
Overland Park, Kansas

Results of Operations

The Registrant's net income for the nine months ended September 30, 1999, was approximately $67,000 as compared to net income of approximately $20,000 for the nine months ended September 30, 1998. The Registrant's net income for the three months ended September 30, 1999, was approximately $14,000 as compared to a net loss of approximately $5,000 for the three months ended September 30, 1998. The increase in net income for the three and nine months ended September 30, 1999, is due to a decrease in total expenses and a slight increase in total revenues. Total revenues increased slightly due to an increase in rental income which was offset by a decrease in other income. Rental income increased primarily as a result of average annual rental rate increases at both properties which was partially offset by an occupancy decrease at Riverwalk Apartments. Other income decreased primarily due to a decrease in interest income due to decreased cash balances in intereset-bearing accounts.

Total expenses decreased primarily due to decreased operating expenses and, to a lesser extent, decreased property tax expenses which is partially offset by increased general and administrative expenses. Operating expenses decreased due to decreased maintenance expenses at both the Partnership's properties and decreased insurance premiums at both properties due to lower rates provided by a new insurance carrier late in 1998. Property tax expense decreased due to the timing of receipt of property tax bills for 1999 and 1998 which affected the accruals as of September 30, 1999 and 1998. General and administrative expenses increased due to increased legal expenses due to the settlement of a legal case as previously disclosed in the Partnership's Form 10-QSB for the quarterly period ended June 30, 1999. Included in general and administrative expenses at both September 30, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 1999, the Registrant had cash and cash equivalents of approximately $397,000 as compared to approximately $301,000 at September 30, 1998. The increase in cash and cash equivalents of approximately $81,000 from the Partnership's year ended December 31, 1998, is due to approximately $339,000 of cash provided by operating activities, which was partially offset by approximately $208,000 of cash used in investing activities, and to a lesser extent, to approximately $50,000 of cash used in financing activities. Cash used in investing activities consisted primarily of property improvements and replacements which was slightly offset by net receipts from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Riverwalk Apartments

Riverwalk Apartments spent approximately $165,000 on capital improvements for the nine months ended September 30, 1999. These improvements consisted primarily of air conditioning unit replacement, cabinets, carpet and vinyl replacement and other structural improvements. The air conditioning unit replacement and structural improvements are substantially complete as of September 30, 1999. These improvements were funded from operating cash flow and Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property TheuPartnershipihasebudgeted,0butfisanotalimitedvto,ncapital improvements ofars.
approximately $214,000 for 1999 at this property which include certain of the required improvements and consist primarily of landscaping, air conditioning unit replacement and carpet and vinyl replacement.

Stone Ridge Apartments

Stone Ridge Apartments spent approximately $45,000 on capital improvements for the nine months ended September 30, 1999, consisting primarily of exterior building enhancements, landscaping, grounds lighting, and carpet and vinyl replacements. The grounds lighting is complete as of September 30, 1999. These improvements were funded from operating cash flow and Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $115,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $117,000 for 1999 at this property which include certain of the required improvements and consist primarily of landscaping, parking lot resurfacing, carpet and vinyl replacement and other structural improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness for Riverwalk of approximately $2,560,000 has a balloon payment of approximately $2,465,000 due on April 1, 2002. The mortgage indebtedness for Stone Ridge of approximately $3,241,000 has a balloon payment of approximately $3,018,000 due on December 1, 2004. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

No cash distributions were made to partners during the nine months ended September 30, 1999. During the nine months ended September 30, 1998, cash distributions were approximately $1,285,000 (approximately $1,272,000 to the limited partners or $61.57 per limited partnership unit). These distributions consisted of approximately $920,000 (approximately $911,000 to the limited partners or $44.09 per limited partnership unit) of proceeds from the refinancing of Stone Ridge Apartments in November of 1997 and approximately $365,000 (approximately $361,000 to the limited partners or $17.48 per limited partnership unit) from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit any distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 9,297.45 (approximately 45.00% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $59 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 1,270.00 units.
As a result, AIMCO and its affiliates currently own 1,270.00 units of limited partnership interest in the Partnership representing approximately 6.15% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Complaint, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 complaint system. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.



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



                              UNITED INVESTORS GROWTH PROPERTIES II


                              By:  United Investors Real Estate, Inc.
                                   Its General Partner

                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President

                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller

                              Date: