Form 10KSB
period 1999-12-30
UNITED INVESTORS GROWTH PROPERTIES II
filed 2000-03-30
CIK 862114

March 30, 2000



United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   United Investors Growth Properties II
      Form 10-KSB
      File No. 0-19242


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                     FORM 10-KSB--Annual or Transitional Report

                            Under Section 13 or 15(d)

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999

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

                                 (864) 239-1000
                            Issuer's telephone number

           Securities registered under Section 12(b) of the Exchange Act:

                                      None

           Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $1,762,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing property management services.

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States, and competition for the apartments is local.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties:

The following table sets forth the Partnership's investment in properties:

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

                  Gross
                 Carrying   Accumulated    Useful               Federal
Property           Value    Depreciation    Life    Method     Tax Basis
                     (in thousands)                          (in thousands)

Riverwalk          $4,509       $1,183     5-27.5     S/L        $3,263
Stone Ridge         4,159        1,078     5-27.5     S/L         3,091

   Totals          $8,668       $2,261                           $6,354

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note I - Change in Accounting Principle.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                   Principal                                           Principal
                   Balance At     Stated                                Balance
                  December 31,   Interest     Period      Maturity      Due At
Property              1999         Rate      Amortized      Date     Maturity (1)
                 (in thousands)                                     (in thousands)

Riverwalk            $3,000       7.92%      20 years     01/01/20      $   --
Stone Ridge           3,232       7.13%      30 years     12/01/04       3,018

   Total             $6,232                                             $3,018

(1) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

On December 29, 1999, the Partnership refinanced the mortgage encumbering Riverwalk Apartments. The refinancing replaced indebtedness of approximately $2,551,000 with a new mortgage in the amount of $3,000,000. The new loan requires monthly principal and interest payments of approximately $25,000, bears interest at 7.92% per annum, is being amortized over 20 years and matures on January 1, 2020. Total capitalized loan costs were approximately $47,000 during the year ended December 31, 1999.

Schedule of Rental Rates and Occupancy:

Average annual rental rate and occupancy for 1999 and 1998 for each property:

                            Average Annual           Average Annual
                             Rental Rate               Occupancy
                              (per unit)
Property                  1999          1998        1999       1998

Riverwalk                $8,142        $7,880        96%        96%
Stone Ridge               8,532         8,185        96%        97%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the properties of the Partnership are subject to competition from other residential apartment complexes in the localities in which they operate. The General Partner believes that both of the properties are adequately insured. Each property is an apartment complex which leases its units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and effective rates in 1999 for each property were:

                                     1999            1999
                                     Taxes           Rate
                                (in thousands)
Riverwalk                             $69            2.48%
Stone Ridge                            56            1.05%

Capital Improvements:

Riverwalk Apartments

Riverwalk Apartments spent approximately $250,000 on capital improvements for the year ended December 31, 1999. These improvements consisted primarily of air conditioning unit replacements, carpet and vinyl replacements, major landscaping, cabinets, and other structural improvements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $31,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stone Ridge Apartments

Stone Ridge Apartments spent approximately $87,000 on capital improvements for the year ended December 31, 1999. These improvements consisted primarily of exterior painting, furniture and fixtures, major landscaping, parking lot improvements, and carpet and vinyl replacements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $31,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, offered and sold 20,661 limited partnership units aggregating approximately $5,165,000. The Partnership currently has 504 holders of record owning an aggregate of 20,661 units. Affiliates of the General Partner owned 1,950 limited partnership units representing 9.438% of the outstanding units as of December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999, as well as for the subsequent period from January 1, 2000 to March 8, 2000 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details).

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/98 - 12/31/98              $1,319 (1)            $63.21
       01/01/99 - 12/31/99                  --                    --
       01/01/00 - 03/08/00                 400 (2)             19.17

(1)   Consists  of   approximately   $399,000  of  cash  from   operations   and
      approximately   $920,000  of  cash  from  the  refinance  of  Stone  Ridge
      Apartments.

(2) Distribution was declared subsequent to December 31, 1999 and consist of approximately $111,000 of cash from operations and approximately $289,000 of cash from the refinance of Riverwalk Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 1,950 limited partnership units in the Partnership representing 9.438% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for the year ended December 31, 1999 was approximately $2,000 as compared to net income of approximately $25,000 for the year ended December 31, 1998. The decrease in net income is due primarily to the extraordinary loss on the extinguishment of debt due to the refinance of Riverwalk Apartments in December 1999, as discussed below, which was partially offset by a cumulative effect on prior years of a change in accounting principle (see discussion below).

Excluding the extraordinary loss on the extinguishment of debt and the cumulative effect on prior years of a change in accounting principle, the Partnership had income of approximately $9,000 for the year ended December 31, 1999 and approximately $25,000 for the year ended December 31, 1998. Income decreased over the two year periods due to an increase in total expenses which was partially offset by an increase in total revenues. Total revenues increased due to an increase in rental income, which was partially offset by a decrease in other income. Rental income increased primarily as a result of average annual rental rate increases at both properties which was partially offset by a slight occupancy decrease at Stone Ridge Apartments. Other income decreased primarily due to a decrease in interest income due to decreased cash balances in interest-bearing accounts.

Total expenses increased primarily due to increased general and administrative expenses and, to a lesser extent, increased interest expense which is partially offset by decreased operating expenses. General and administrative expenses increased due to increased legal expenses due to the settlement of a legal case as previously disclosed in the Partnership's Form 10-QSB for the quarterly period ended June 30, 1999 and increased professional fees. Included in general and administrative expenses at both December 31, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Interest expense increased due to the payoff of the mortgage and refinance of Riverwalk Apartments, as discussed below. Operating expenses decreased due to decreased insurance premiums at both properties due to lower rates provided by a new insurance carrier late in 1998 and the completion of a major landscaping project at Stone Ridge Apartments during 1998.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase income by approximately $28,000 ($1.36 per limited partnership unit). The cumulative effect adjustment of approximately $46,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in income for 1999. The proforma amounts shown on the statements of operations have been adjusted for the effect of retroactive application of this change. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

Liquidity and Capital Resources

At December 31, 1999, the Registrant had cash and cash equivalents of approximately $648,000 as compared to approximately $316,000 at December 31, 1998. The increase in cash and cash equivalents of approximately $332,000 since December 31, 1998, is due to approximately $338,000 of cash provided by operating activities and approximately $309,000 of cash provided by financing activities, which was partially offset by approximately $315,000 of cash used in investing activities. Cash provided by financing activities consisted primarily of proceeds from debt refinancing which was partially offset by payments of principal made on the mortgages encumbering the Registrant's properties, payment of loan costs, and payment of a prepayment penalty. Cash used in investing activities consisted primarily of property improvements and replacements which was slightly offset by net receipts from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

On December 29, 1999, the Partnership refinanced the mortgage encumbering Riverwalk Apartments. The refinancing replaced indebtedness of approximately $2,551,000 with a new mortgage in the amount of $3,000,000. The new loan requires monthly principal and interest payments of approximately $25,000, bears interest at 7.92% per annum, is being amortized over 20 years and matures on January 1, 2020. Total capitalized loan costs were approximately $47,000 during the year ended December 31, 1999. For financial statement purposes, the Partnership recognized a loss on the early extinguishment of the debt of approximately $53,000 consisting of a prepayment penalty and the write-off of unamortized loan costs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $63,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness for Riverwalk of approximately $3,000,000 requires monthly principal and interest payments and matures on January 1, 2020. The mortgage indebtedness for Stone Ridge of approximately $3,232,000 has a balloon payment of approximately $3,018,000 due on December 1, 2004. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to their respective maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

No cash distributions were made to partners during the year ended December 31, 1999. During the year ended December 31, 1998, cash distributions were approximately $1,319,000 (approximately $1,306,000 to the limited partners or $63.21 per limited partnership unit). These distributions consisted of approximately $920,000 (approximately $911,000 to the limited partners or $44.09 per limited partnership unit) of proceeds from the refinancing of Stone Ridge Apartments in November 1997 and approximately $399,000 (approximately $395,000 to the limited partners or $19.12 per limited partnership unit) from operations. Subsequent to December 31, 1999, a cash distribution of approximately $400,000 was declared (approximately $396,000 to the limited partners or $19.17 per limited partnership unit) of which approximately $111,000 represented cash from operations and approximately $289,000 represented proceeds from the refinance of Riverwalk Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners in 2000 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

Tender Offer

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 1,950 limited partnership units in the Partnership representing 9.438% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

UNITED INVESTORS GROWTH PROPERTIES II

LIST OF FINANCIAL STATEMENTS

Independent Auditors' Report

Consolidated Balance Sheet - December 31, 1999

Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

Consolidated Statements of Changes in Partners (Deficit) Capital - Years ended December 31, 1999 and 1998

Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

Notes to Consolidated Financial Statements

                          Independent Auditors' Report

The Partners

United Investors Growth Properties II

We have audited the accompanying consolidated balance sheet of United Investors Growth Properties II (the "Partnership") as of December 31, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with generally accepted accounting principles.

As discussed in Note I to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

KPMG LLP

Greenville, South Carolina
February 25, 2000

                      UNITED INVESTORS GROWTH PROPERTIES II

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1999

                          (in thousands, except unit data)

Assets
    Cash and cash equivalents                                       $  648
    Receivables and deposits                                           253
    Restricted escrows                                                  29
    Other assets                                                       127
    Investment properties (Notes C and F):
      Land                                             $ 1,071
      Buildings and related personal property            7,597
                                                         8,668

      Less accumulated depreciation                     (2,261)      6,407
                                                                   $ 7,464

Liabilities and Partners' (Deficit) Capital

Liabilities
    Accounts payable                                                $  105
    Tenant security deposit liabilities                                 46
    Accrued property taxes                                              32
    Other liabilities                                                   72
    Mortgage notes payable (Note C)                                  6,232

Partners' (Deficit) Capital:
    General partner                                     $ (15)
    Limited partners (20,661 units issued
      and outstanding)                                     992         977
                                                                   $ 7,464

            See Accompanying Notes to Consolidated Financial Statements

                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)




                                                              Years Ended December 31,
                                                                 1999         1998
Revenues:
   Rental income                                               $ 1,669      $ 1,632
   Other income                                                     93          110
         Total revenues                                          1,762        1,742

Expenses:
   Operating                                                       648          673
   General and administrative                                      119           89
   Depreciation                                                    352          326
   Interest                                                        516          499
   Property taxes                                                  118          130
         Total expenses                                          1,753        1,717

 Income before extraordinary item and cumulative effect of
   a change in accounting principle                                  9           25

Extraordinary loss on the early extinguishment of debt             (53)          --
Cumulative effect on prior years of a change in accounting
   for the cost of exterior painting and major
   landscaping (Note I)                                             46           --
Net income                                                       $   2        $  25

Net income allocated to general partner (1%)                     $  --        $  --
Net income allocated to limited partners (99%)                       2           25
                                                                 $   2        $  25
Per limited partnership unit:
   Income before extraordinary item                             $  .44       $ 1.21
   Extraordinary loss on the early extinguishment of debt        (2.54)          --
   Cumulative effect on prior years of a change in
      accounting for the cost of exterior painting and
      major landscaping                                           2.20           --

Net income                                                      $  .10       $ 1.21

Distributions per limited partnership unit                       $  --      $ 63.21

Proforma amounts assuming the new accounting principle
   was applied retroactively:
      Net (loss) income                                         $  (44)         $ 4
      Net (loss) income per limited partnership unit           $ (2.10)      $ 0.19

            See Accompanying Notes to Consolidated Financial Statements

                      UNITED INVESTORS GROWTH PROPERTIES II

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)

                                     Limited
                                   Partnership    General     Limited
                                      Units       Partner    Partners      Total

Original capital contributions       20,661        $   --     $ 5,165     $ 5,165

Partners' (deficit) capital at
   December 31, 1997                 20,661        $   (2)    $ 2,271     $ 2,269

Partners' distributions                  --           (13)     (1,306)     (1,319)

Net income for the year ended
   December 31, 1998                     --            --          25          25

Partners' (deficit) capital at
   December 31, 1998                 20,661           (15)        990         975

Net loss for the year ended
   December 31, 1999                     --            --           2           2

Partners' (deficit) capital at
   December 31, 1999                 20,661         $ (15)      $ 992       $ 977

            See Accompanying Notes to Consolidated Financial Statements

                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Years Ended December 31,
                                                                1999          1998
Cash flows from operating activities:
   Net income                                                    $   2         $ 25
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                 352          326
      Amortization of loan costs                                    25           25
      Extraordinary loss on the early extinguishment
        of debt                                                     53           --
      Cumulative effect on prior years of change in
        accounting principle                                       (46)          --
      Change in accounts:
        Receivables and deposits                                   (42)        (140)
        Other assets                                               (13)          12
        Accounts payable                                            92           (2)
        Tenant security deposit liabilities                          4           (1)
        Accrued property taxes                                     (74)         106
        Other liabilities                                          (15)         (12)

          Net cash provided by operating activities                338          339

Cash flows from investing activities:
    Property improvements and replacements                        (337)        (108)
    Net receipts from (deposits to) restricted escrows              22          (36)

          Net cash used in investing activities                   (315)        (144)

Cash flows from financing activities:
   Payments on mortgage notes payable                              (68)         (63)
   Payoff of mortgage note payable                              (2,551)          --
   Proceeds from debt refinancing                                3,000           --
   Loan costs paid                                                 (47)          (5)
   Prepayment penalty                                              (25)          --
   Partners' distributions                                          --       (1,319)

          Net cash provided by (used in) financing
             activities                                            309       (1,387)

Net increase (decrease) in cash and cash equivalents               332       (1,192)

Cash and cash equivalents at beginning of year                     316        1,508

Cash and cash equivalents at end of year                        $  648       $  316

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $  512        $ 493

            See Accompanying Notes to Consolidated Financial Statements

                      UNITED INVESTORS GROWTH PROPERTIES II

                     Notes to Consolidated Financial Statements

                                December 31, 1999

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

In November 1997, the Partnership transferred ownership of the Stone Ridge Apartments to Stone Ridge Apartments, LLC ("Stone Ridge"), a wholly-owned subsidiary of the Partnership, which is consolidated with the Partnership's consolidated financial statements.

Cash and cash equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security deposits: The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the apartment and is current on its rental payments.

Investment properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were necessary for the years ended December 31, 1999 or 1998.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal additions over 5 years.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (see "Note I").

Restricted Escrow: A replacement reserve account was established at Stone Ridge Apartments when it was refinanced. The property makes monthly deposits to maintain a Replacement Reserve designated for repairs and replacements at the properties. At December 31, 1999, this reserve totaled approximately $29,000.

Loan Costs: Loan costs are deferred and are amortized as interest expense over the terms of the related loans. Unamortized loan costs of approximately $107,000 are included in other assets at December 31, 1999.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $37,000 and $38,000 for the years ended December 31, 1999 and 1998, respectively, were charged to operating expense as incurred.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Segment Reporting: SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note H" for required disclosure.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                             Principal     Monthly                           Principal
                            Balance At     Payment     Stated                 Balance
                           December 31,   Including   Interest  Maturity       Due At
Property                       1999        Interest     Rate      Date        Maturity
                                (in thousands)                             (in thousands)

Riverwalk Apartments           $3,000       $   25     7.92%    01/01/20       $   --
Stone Ridge Apartments          3,232           22     7.13%    12/01/04        3,018

      Total                    $6,232       $   47                             $3,018

The mortgage notes payable are nonrecourse and are secured by pledge of the respective Partnership's properties and by pledge of revenue from operations of the respective rental properties. Both mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On December 29, 1999, the Partnership refinanced the mortgage encumbering Riverwalk Apartments. The refinancing replaced indebtedness of approximately $2,551,000 with a new mortgage in the amount of $3,000,000. The new loan requires monthly principal and interest payments and is being amortized over 20 years. Total capitalized loan costs were approximately $47,000 during the year ended December 31, 1999. For financial statement purposes, the Partnership recognized a loss on the early extinguishment of the debt of approximately $53,000 consisting of a prepayment penalty and the write-off of unamortized loan costs.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 1999, are as follows (in thousands):

            2000              $   96
            2001                 109
            2002                 118
            2003                 127
            2004               3,151
         Thereafter            2,631
                              $6,232

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

The following payments were made to affiliates of the General Partner during each of the years ended December 31, 1999 and 1998:

                                                     1999      1998
                                                     (in thousands)
Property management fees (included in
  operating expenses)                               $ 87       $ 86
Reimbursement for services of affiliates
  (included in investment properties and
  general and administrative and operating
  expenses)                                           27         27

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $87,000 and $86,000, respectively, for management fees for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $27,000 for both of the years ended December 31, 1999 and 1998.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 1,950 limited partnership units in the Partnership representing 9.438% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note E - Income Tax

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except for unit data):

                                                  1999        1998
Net income as reported                          $    2        $  25
Add (deduct):
    Deferred revenue and other liabilities          17          (24)
    Depreciation differences                         7           17
    Cumulative effect on prior year of change
      in accounting principle                      (46)          --
Federal taxable income (loss)                   $  (20)       $  18
Federal taxable income (loss) per limited
    partnership unit                            $(0.96)       $0.87

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 1999 (in thousands):

Net assets as reported                                        $  977
Differences in basis of assets and liabilities:
    Investment properties at cost                                  9
    Accumulated depreciation                                      22
    Cumulative effect on prior year of change
      in accounting principle                                    (46)
    Deferred Revenue and other                                     8
    Syndication costs                                            681
    Net assets - tax basis                                    $1,651

Note F- Real Estate and Accumulated Depreciation

                                              Initial Cost
                                             To Partnership
                                             (in thousands)
                                                      Buildings     Net Costs
                                                     and Related   Capitalized
                                                       Personal   Subsequent to
Description              Encumbrances       Land       Property    Acquisition
                        (in thousands)                            (in thousands)

Riverwalk                    $3,000        $  646       $3,062       $  801
Stone Ridge                   3,232           425        3,265          469

         Totals              $6,232        $1,071       $6,327       $1,270


                 Gross Amount At Which
                        Carried
                  At December 31, 1999
                     (in thousands)
                        Buildings
                           And
                         Personal            Accumulated     Date of      Date    Depreciable
Description      Land    Property   Total   Depreciation   Construction Acquired  Life-Years
                                           (in thousands)
Riverwalk       $  646    $3,863   $4,509      $1,183         1985      03/31/92    5-27.5
Stone Ridge        425     3,734    4,159       1,078         1987      07/01/92    5-27.5

   Totals       $1,071    $7,597   $8,668      $2,261

Reconciliation of "Real Estate and Accumulated Depreciation":

                                     Years Ended December 31,
                                        1999           1998
                                          (in thousands)
Investment Properties
Balance at beginning of year           $8,285        $8,177
  Property improvements                   337           108
  Cumulative effect on prior
    years of change in accounting
    principle                              46            --
Balance at end of year                 $8,668        $8,285

Accumulated Depreciation
Balance at beginning of year           $1,909        $1,583
  Depreciation expense                    331           326
  Cumulative effect on prior
    years of change in accounting
    principle                              21            --
Balance at end of year                 $2,261        $1,909

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $8,610,000 and $8,273,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $2,256,000 and $1,911,000, respectively.

Note G - Distributions

No cash distributions were made to the partners during the year ended December 31, 1999. During the year ended December 31, 1998, cash distributions were approximately $1,319,000 (approximately $1,306,000 to the limited partners or $63.21 per limited partnership unit). These distributions consisted of approximately $920,000 (approximately $911,000 to the limited partners or $44.09 per limited partnership unit) of proceeds from the refinancing of Stone Ridge Apartments in November 1997 and approximately $399,000 (approximately $395,000 to the limited partners or $19.12 per limited partnership unit) from operations. Subsequent to December 31, 1999, a cash distribution of approximately $400,000 was declared (approximately $396,000 to the limited partners or $19.17 per limited partnership unit) of which approximately $111,000 represented cash from operations and approximately $289,000 represented proceeds from the refinance of Riverwalk Apartments.

Note H - Segment Reporting

The Partnership has one reportable segment: residential properties. The Registrant's residential property segment consists of two apartment complexes, one located in Houston, Texas and another located in Overland Park, Kansas. The Partnership rents apartment units to people for terms that are typically twelve months or less.

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years ended December 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.

1999                                      Residential      Other       Totals
Rental income                               $ 1,669        $  --      $ 1,669
Other income                                     85            8           93
Interest expense                                516           --          516
Depreciation                                    352           --          352
General and administrative expense               --          119          119
Extraordinary loss on early
  extinguishment of debt                        (53)          --          (53)
Cumulative effect of a change in
  accounting principle                           46           --           46
Segment profit (loss)                           113         (111)           2
Total assets                                  6,989          475        7,464
Capital expenditures for investment
  properties                                    337           --          337


1998                                      Residential     Other        Totals
Rental income                               $ 1,632        $  --      $ 1,632
Other income                                     85           25          110
Interest expense                                499           --          499
Depreciation                                    326           --          326
General and administrative expense               --           89           89
Segment profit (loss)                            89          (64)          25
Total assets                                  6,840          234        7,074
Capital expenditures for investment
  properties                                    108           --          108

Note I - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase income by approximately $28,000 ($1.36 per limited partnership unit). The cumulative effect adjustment of approximately $46,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in income for 1999. The proforma amounts shown on the statements of operations have been adjusted for the effect of retroactive application of this change. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

The effect of the new method for each quarter of 1999 on net income and net income per limited partnership unit before the cumulative effect is as follows:

                                  Increase/(Decrease) in      Per limited
                                        Net income          partnership unit

         First Quarter                    $(4,000)               $(.19)
         Second Quarter                     7,000                  .34
         Third Quarter                      6,000                  .29
         Fourth Quarter                    19,000                  .92

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Effective September 28, 1998, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche LLP ("Deloitte") and retained as its new Independent Auditors, KPMG LLP. Deloitte's Independent Auditor's Report on the Registrant's consolidated financial statements for the calendar year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the General Partner's Directors. During the calendar year ended 1997 and through September 28, 1998, there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make references to the subject matter of the disagreements in connection with its reports.

Effective September 28, 1998, the Registrant engaged KPMG LLP as its Independent Auditors. During the last two calendar years and through September 28, 1998, the Registrant did not consult KPMG LLP regarding any of the matters or events set forth in Item 304 (a) (2) (i) and (ii) of Regulation S-B.

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

The names of the directors and executive officers of UIRE, their ages and the nature of all positions with UIRE presently held are as follows:

Name                    Age    Position

Patrick J. Foye         42     Executive Vice President and Director

Martha L. Long          40     Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.    Executive Compensation

Neither the director nor any of the officers of the General Partner received remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

          Entity                         Number of Units   Percentage
          AIMCO Properties LP

            (an affiliate of AIMCO)           1,950          9.438%

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner for the years ended December 31, 1999 and 1998:

                                                     1999         1998
                                                       (in thousands)

 Property management fees                            $ 87         $ 86
 Reimbursement for services of affiliates              27           27

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $87,000 and approximately $86,000, respectively for management fees for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $27,000 for both of the years ended December 31, 1999 and 1998.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 1,950 limited partnership units in the Partnership representing 9.438% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 13.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

          Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 1999:

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

/s/Patrick J. Foye            Executive Vice President      Date:
Patrick J. Foye               and Director

/s/Martha L. Long             Senior Vice President         Date:
Martha L. Long                and Controller

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

4.2.1Amended and Restated Agreement of Limited  Partnership of Partnership dated
     June 1, 1992; incorporated by reference to Exhibit 4.2.1 to Partnership's Form 8-K, amending Partnership's Form 10-Q filed with the Commission on May 15, 1992 previously filed on June 22, 1992.

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

10.10Promissory  Note with  respect to the General  Partner  loan on Stone Ridge
     Apartments; incorporated by reference to Exhibit 10.10 to Partnership's Quarterly Report on Form 10-Q previously filed on August 12, 1992.

10.11Permanent  Loan  Commitment   with  respect  to  Stone  Ridge   Apartments;
     incorporated by reference to Exhibit 10.11 to Partnership's Quarterly Report on Form 10-Q previously filed on August 12, 1992.

10.12Mortgage, Security Agreement and Fixture Filing with respect to the Permanent Loan on Stone Ridge Apartments; incorporated by reference to
     Exhibit 10.12 to Partnership's Quarterly Report on Form 10-Q previously filed on November 12, 1992.

10.13Mortgage  Note  with  respect  to  the   Permanent   Loan  on  Stone  Ridge
     Apartments.

10.14Stock  Purchase  Agreement  dated  December 4, 1992 showing the purchase of
     100% of the outstanding stock of United Investors Real Estate, Inc. by MAE GP Corporation; incorporated by reference to Exhibit 10.14 to Partnership's Current Report on Form 8-K previously filed on December 31, 1992.

10.15Purchase and Sale Agreement, made as of the 19th of July, 1995, by and between Kauri Investments, Ltd., a Washington corporation, and Renaissance Village Associates, JV, a Kansas joint venture. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1995)

10.16Amendment to Purchase and Sale Agreement, made as of the 10th day of August, 1995, by and between Kauri Investments, Ltd., a Washington corporation, and Renaissance Village Associates, JV, a Kansas joint venture. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1995)

10.17Multifamily  Note  dated  November  3, 1997,  by and  between  Stone  Ridge
     Apartments, L.L.C., a South Carolina limited liability company and Lehman Brothers Holdings, Inc., a Delaware corporation (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30,
     1997)

10.18Multifamily  Note  dated  December  17,  1999,  by  and  between  Riverwalk
     Associates, L.P., a Missouri limited partnership and GMAC Commercial Mortgage Corporation, a California corporation.

16 Letter dated October 1, 1998 from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant in this current report (incorporated by reference to the Registrant's Current Report on Form 8-K/A filed October 27, 1998.)

18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

27   Financial Data Schedule

99.1 Portions of Partnership's Prospectus dated June 18, 1990; incorporated by reference to Exhibit 99.1 to Partnership's Report on Form 10-K previously filed on March 6, 1991.

                                                                      Exhibit 18

February 25, 2000


Mr. Patrick J. Foye
Executive Vice President
United Investors Real Estate, Inc.
General Partner of United Investors Growth Properties II
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note I of Notes to the consolidated Financial Statements of United Investors Growth Properties II included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

Very truly yours,
/s/KPMG LLP

                                                                   Exhibit 10.18
                                                        FHLMC Loan No. 002642719

                                MULTIFAMILY NOTE
                                     (TEXAS)

US $3,000,000.00                                       As of December 17, 1999


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Three Million and 00/100 Dollars (US $3,000,000.00), with interest on the unpaid principal balance at the annual rate of seven and ninety two hundredths percent (7.92%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 650 Dresher Road, P.O. Box 1015, Horsham, Pennsylvania 19044-8015, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

(b) Consecutive monthly installments of principal and interest, each in the amount of Twenty Four Thousand Nine Hundred Forty Four and 04/100 (US $24,944.04), shall be payable on the first day of each month beginning on February 1, 2000, until the entire unpaid principal balance evidenced by this
Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on January 1, 2020 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(c) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Default Rate. So long as (a) any monthly installment under this Note remains past due for 30 days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), that, during the time that any monthly installment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than 30 days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

8. Loan Charges. Borrower and Lender intend at all times to comply with the law of the State of Texas governing the maximum rate or amount of interest payable on or in connection with this Note and the Indebtedness (or applicable United States federal law to the extent that it permits Lender to contract for, charge, take, reserve or receive a greater amount of interest than under Texas law). If the applicable law is ever judicially interpreted so as to render usurious any amount payable under this Note or under any other Loan Document, or contracted for, charged, taken, reserved or received with respect to the Indebtedness, or if acceleration of the maturity of this Note, or if any prepayment by Borrower results in Borrower having paid any interest in excess of that permitted by any applicable law, then Borrower and Lender expressly intend that all excess amounts collected by Lender shall be applied to reduce the unpaid principal balance of this Note (or, if this Note has been or would thereby be paid in full, shall be refunded to Borrower), and the provisions of this Note, the Security Instrument and any other Loan Documents immediately shall be deemed reformed and the amounts thereafter collectible under this Note or any other Loan Document reduced, without the necessity of the execution of any new documents, so as to comply with any applicable law, but so as to permit the recovery of the fullest amount otherwise payable under this Note or any other Loan Document. The right to accelerate the maturity of this Note does not include the right to accelerate any interest which has not otherwise accrued on the date of such acceleration, and Lender does not intend to collect any unearned interest in the event of acceleration. All sums paid or agreed to be paid to Lender for the use, forbearance or detention of the Indebtedness shall, to the extent permitted by any applicable law, be amortized, prorated, allocated and spread throughout the full term of the Indebtedness until payment in full so that the rate or amount of interest on account of the Indebtedness does not exceed the applicable usury ceiling. Notwithstanding any provision contained in this Note, the Security Instrument or any other Loan Document that permits the compounding of interest, including any provision by which any accrued interest is added to the principal amount of this Note, the total amount of interest that Borrower is obligated to pay and Lender is entitled to receive with respect to the Indebtedness shall not exceed the amount calculated on a simple (i.e., noncompounded) interest basis at the maximum rate on principal amounts actually advanced to or for the account of Borrower, including all current and prior advances and any advances made pursuant to the Security Instrument or other Loan Documents (such as for the payment of taxes, insurance premiums and similar expenses or costs).

9.    Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

(c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of
(1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment made under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on the last Business Day of a calendar month if Borrower has given Lender at least 30 days prior notice of its intention to make such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid,
(B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Schedule A. For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Schedule A.

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium. The amount of any such partial prepayment shall be computed so as to provide to Lender a prepayment premium computed pursuant to Schedule A without Borrower having to pay out-of-pocket any additional amounts.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made no more than 180 days before the Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c)   Schedule A is hereby incorporated by reference into this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth on Schedule A represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13.  Waivers.  Presentment,  demand,  notice  of  dishonor,  protest,  notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

15. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

16. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

17. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

18. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.

19. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

20. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED SCHEDULES.  The following Schedules are attached to this Note:

             X       Schedule A    Prepayment Premium (required)

             X       Schedule B    Modifications to Multifamily Note

      IN WITNESS WHEREOF, Borrower has signed and delivered this Instrument or has caused this Instrument to be signed and delivered by its duly authorized representative.

                              RIVERWALK ASSOCIATES, L.P., a Missouri
                              limited partnership

                              By: UNITED INVESTORS GROWTH PROPERTIES II (A Missouri Limited Partnership), a Missouri limited partnership, its general partner

                              By:  UNITED INVESTORS REAL ESTATE, INC., a
                                   Delaware corporation, its general partner

                              By:
                                   Patti K. Fielding
                                   Vice President

                                   45-1542903
                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS 17TH DAY OF DECEMBER, 1999.

GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation

By:
   Donald W. Marshall
   Vice President

                                   SCHEDULE A

                               PREPAYMENT PREMIUM

Any prepayment premium payable under Paragraph 10 of this Note shall be computed as follows:

(a) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be the greater of:

(i) of the unpaid principal balance of this Note; or

(ii) the product obtained by multiplying:

(A) the amount of principal being prepaid,

                        by

(B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate,

                        by

(C) the Present Value Factor.

For purposes of subparagraph (ii), the following definitions shall apply:

Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of the Note, expressed as a decimal calculated to five digits.

Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in any other case, the date on which Lender accelerates the unpaid principal balance of the Note.

Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.250% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                  [OBJECT OMITTED]

      n = number of months remaining in Yield Maintenance Period

      ARR = Assumed Reinvestment Rate

(b) If the prepayment is made after the expiration of the Yield Maintenance Period but more than 180 days before the Maturity Date, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

                                   SCHEDULE B

                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of 7 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2. Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents in accordance with the terms of the Security Instrument.