Form 10QSB
period 2000-03-31
UNITED INVESTORS GROWTH PROPERTIES II
filed 2000-05-08
CIK 862114

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

                   For the quarterly period ended March 31, 2000


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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)
                      UNITED INVESTORS GROWTH PROPERTIES II

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets
   Cash and cash equivalents                                                 $  430
   Receivables and deposits                                                      66
   Restricted escrows                                                             7
   Other assets                                                                 149
   Investment properties:
       Land                                                  $ 1,071
       Buildings and related personal property                 7,628
                                                               8,699
       Less accumulated depreciation                          (2,356)         6,343
                                                                            $ 6,995

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $   7
   Tenant security deposit liabilities                                           44
   Accrued property taxes                                                        50
   Other liabilities                                                             54
   Mortgage notes payable                                                     6,212

Partners' (Deficit) Capital
   General partner                                             $ (18)
   Limited partners (20,661 units
      issued and outstanding)                                    646            628
                                                                            $ 6,995

            See Accompanying Notes to Consolidated Financial Statements

b)
                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                                Three Months Ended
                                                                       March 31,
                                                                2000          1999
Revenues:                                                                  (Restated)
  Rental income                                                 $ 426        $  410
  Other income                                                     26            28
       Total revenues                                             452           438

Expenses:
  Operating                                                       157           149
  General and administrative                                       25            19
  Depreciation                                                     95            88
  Interest                                                        102           124
  Property taxes                                                   22            27
       Total expenses                                             401           407

Income before cumulative effect of a change in
  accounting principle                                             51            31
Cumulative effect on prior years of a change in
  accounting for the cost of exterior painting and major
  landscaping                                                      --            46

Net income                                                      $  51          $ 77

Net income allocated to general partner (1%)                     $  1          $  1
Net income allocated to limited partners (99%)                     50            76
                                                                $  51          $ 77
Per limited partnership unit:
  Income before cumulative effect of a change in
   accounting principle                                          2.42          1.48
  Cumulative effect on prior years of a change in
   accounting for the cost of exterior painting and
   major landscaping                                               --          2.20

Net income                                                     $ 2.42        $ 3.68

Distributions per limited partnership unit                     $19.17         $  --


            See Accompanying Notes to Consolidated Financial Statements

c)
                      UNITED INVESTORS GROWTH PROPERTIES II

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)


                                     Limited
                                   Partnership   General     Limited
                                      Units      Partner     Partners       Total

Original capital contributions        20,661      $  --      $ 5,165      $ 5,165

Partners' (deficit) capital at
   December 31, 1999                  20,661      $ (15)       $ 992        $ 977

Partners' distributions                   --         (4)        (396)        (400)

Net income for the three months
   ended March 31, 2000                   --          1           50           51

Partners' (deficit) capital
   at March 31, 2000                  20,661      $ (18)       $ 646        $ 628


            See Accompanying Notes to Consolidated Financial Statements

d)
                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2000        1999
Cash flows from operating activities:                                      (Restated)
  Net income                                                      $  51       $  77
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                      95          88
   Amortization of loan costs                                         6           6
   Cumulative effect on prior years of a change in
      accounting principle                                           --         (46)
   Change in accounts:
      Receivables and deposits                                      187          26
      Other assets                                                  (12)         (9)
      Accounts payable                                              (98)         (8)
      Tenant security deposit liabilities                            (2)          1
      Accrued property taxes                                         18         (22)
      Other liabilities                                             (18)        (16)

       Net cash provided by operating activities                    195          97

Cash flows from investing activities:

  Property improvements and replacements                            (31)        (23)
  Net receipts from restricted escrows                               22           4

       Net cash used in investing activities                         (9)        (19)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (20)        (16)
  Loan costs paid                                                   (16)         --
  Partners' distributions                                          (400)         --

       Net cash used in financing activities                       (404)        (16)

Net (decrease) increase in cash and cash equivalents               (218)         62

Cash and cash equivalents at beginning of period                    648         316

Cash and cash equivalents at end of period                       $  430       $ 378

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $  96       $ 118

            See Accompanying Notes to Consolidated Financial Statements

e)
                      UNITED INVESTORS GROWTH PROPERTIES II

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the first quarter of 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment decreased income before the cumulative effect of the accounting change for the first quarter of 1999 by approximately $4,000 ($0.19 per limited partnership unit).  The cumulative  effect  adjustment of  approximately  $46,000 ($2.20 per limited partnership unit) is the result of applying retroactively the aforementioned accounting principle change and is included in income for the three months ended March 31, 1999. The accounting change will not have an affect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

The following payments were made to affiliates of the General Partner during each of the three month periods ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 23      $ 21

 Reimbursement for services of affiliates (included in
   general and administrative expenses)                              6         6

During the three months ended March 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $23,000 and $21,000, respectively, for management fees for the three month periods ended March 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $6,000 for both of the three month periods ended March 31, 2000 and 1999.

AIMCO and its affiliates currently own 1,950 limited partnership units in the Partnership representing 9.438% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Distributions

During the three months ended March 31, 2000, the Partnership paid cash distributions of approximately $400,000 (approximately $396,000 to the limited partners or $19.17 per limited partnership unit) of which approximately $111,000 (approximately $110,000 to the limited partners or $5.33 per limited partnership unit) represented cash from operations and approximately $289,000 (approximately $286,000 to the limited partners or $13.84 per limited partnership unit) represented proceeds from the refinancing of Riverwalk Apartments in December 1999. No cash distributions were made to the partners during the three months ended March 31, 1999.

Note E - Mortgage Refinancing

On December 29, 1999, the Partnership refinanced the mortgage encumbering Riverwalk Apartments. The refinancing replaced indebtedness of approximately $2,551,000 with a new mortgage in the amount of $3,000,000. The new loan requires monthly principal and interest payments and is being amortized over 20 years. Total capitalized loan costs were approximately $47,000 during the year ended December 31, 1999. The Partnership spent approximately $16,000 on additional loan costs during the three months ended March 31, 2000.

Note F - Segment Reporting

The Partnership has one reportable segment: residential properties. The Registrant's residential property segment consists of two apartment complexes, one located in Houston, Texas and another located in Overland Park, Kansas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.

                       2000                 Residential    Other      Totals

Rental income                                 $ 426        $  --      $ 426
Other income                                     22            4         26
Interest expense                                102           --        102
Depreciation                                     95           --         95
General and administrative expense               --           25         25
Segment profit (loss)                            72          (21)        51
Total assets                                  6,848          147      6,995
Capital expenditures for investment
  properties                                     31           --         31


                       1999                 Residential     Other      Totals
                                                        (Restated)
Rental income                                  $ 410        $  --      $ 410
Other income                                      26            2         28
Interest expense                                 124           --        124
Depreciation                                      88           --         88
General and administrative expense                --           19         19
Cumulative effect of a change in accounting
  principle                                       46           --         46
Segment profit (loss)                             94          (17)        77
Total assets                                   7,208          256      7,464
Capital expenditures for investment
  properties                                      23           --         23

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 2000 and 1999:

                                                  Average Occupancy
      Property                                     2000       1999

      Riverwalk Apartments                          96%        95%
         Houston, Texas
      Stone Ridge Apartments                        96%        95%
         Overland Park, Kansas

Results of Operations

The Registrant's net income for the three months ended March 31, 2000 was approximately $51,000 as compared to net income of approximately $77,000 (as restated) for the three months ended March 31, 1999. The decrease in net income is primarily due to the cumulative effect on prior years of a change in accounting principle during the three months ended March 31, 1999 as discussed below.

Excluding the cumulative effect on prior years of a change in accounting principle, the Partnership had income of approximately $51,000 for the three months ended March 31, 2000 and approximately $31,000 for the three months ended March 31, 1999. Income increased for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 due to an increase in total revenues and a decrease in total expenses. Total revenues increased due to an increase in rental income, which was slightly offset by a decrease in other income. Rental income increased as a result of average rental rate increases and occupancy increases at both properties. Other income decreased primarily due to a decrease in income from the rental of corporate units at Riverwalk Apartments.

Total expenses decreased primarily due to decreased interest expense which is partially offset by increased operating expense, depreciation expense, and general and administrative expense. Interest expense decreased due to the refinancing of Riverwalk Apartments at a lower interest rate. Operating expenses increased due to increased insurance premiums at both properties and increased commissions and bonuses at both properties. Depreciation expense increased due to property improvements and replacements completed during the past twelve months that are now being depreciated. General and administrative expenses increased due to increased professional fees. Included in general and administrative expenses at both March 31, 2000 and 1999, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the first quarter of 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment decreased income before the cumulative effect of the accounting change for the first quarter of 1999 by approximately $4,000 ($0.19 per limited partnership unit).  The cumulative  effect  adjustment of  approximately  $46,000 ($2.20 per limited partnership unit) is the result of applying retroactively the aforementioned accounting principle change and is included in income for the three months ended March 31, 1999. The accounting change will not have an affect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

Liquidity and Capital Resources

At March 31, 2000, the Registrant had cash and cash equivalents of approximately $430,000 as compared to approximately $378,000 at March 31, 1999. The decrease in cash and cash equivalents of approximately $218,000 since December 31, 1999, is due to approximately $404,000 of cash used in financing activities and, to a lesser extent, approximately $9,000 of cash used in investing activities, which was partially offset by approximately $195,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties and the payment of loan costs. Cash used in investing activities consisted of property improvements and replacements which was partially offset by net receipts from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

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

Riverwalk Apartments

Riverwalk Apartments spent approximately $24,000 on capital improvements for the three months ended March 31, 2000. These improvements consisted primarily of lighting upgrades, cabinet and countertop replacements, carpet replacement and office equipment. These improvements were funded from operating cash flow. The Partnership evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $42,000, consisting primarily of appliances, carpet replacements, and lighting upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stone Ridge Apartments

Stone Ridge Apartments spent approximately $7,000 on capital improvements for the three months ended March 31, 2000. These improvements consisted primarily of carpet replacements. These improvements were funded from Partnership reserves. The Partnership evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $61,000, consisting primarily of air conditioning unit replacement, carpet replacements, and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness for Riverwalk of approximately $2,989,000 matures on January 1, 2020. The mortgage indebtedness for Stone Ridge of approximately $3,223,000 matures on December 1, 2004. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the three months ended March 31, 2000, the Partnership paid cash distributions of approximately $400,000 (approximately $396,000 to the limited partners or $19.17 per limited partnership unit) of which approximately $111,000 (approximately $110,000 to the limited partners or $5.33 per limited partnership unit) represented cash from operations and approximately $289,000 (approximately $286,000 to the limited partners or $13.84 per limited partnership unit) represented proceeds from the refinancing of Riverwalk Apartments. No cash distributions were made to the partners during the three months ended March 31, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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