Form 10QSB
period 2000-06-30
UNITED INVESTORS GROWTH PROPERTIES II
filed 2000-08-10
CIK 862114

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                      UNITED INVESTORS GROWTH PROPERTIES II

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets
   Cash and cash equivalents                                                 $  487
   Receivables and deposits                                                      67
   Restricted escrows                                                            13
   Other assets                                                                 147
   Investment properties:
       Land                                                  $ 1,071
       Buildings and related personal property                 7,653
                                                               8,724
       Less accumulated depreciation                          (2,453)         6,271
                                                                            $ 6,985

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                          $   16
   Tenant security deposit liabilities                                           45
   Accrued property taxes                                                        61
   Other liabilities                                                             62
   Mortgage notes payable                                                     6,187

Partners' (Deficit) Capital

   General partner                                             $ (19)
   Limited partners (20,661 units
      issued and outstanding)                                    633            614
                                                                            $ 6,985

            See Accompanying Notes to Consolidated Financial Statements

b)

                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                              2000        1999        2000       1999
                                                       (Restated)             (Restated)
Revenues:
  Rental income                               $  415       $ 416      $ 841       $ 826
  Other income                                    23          20         49          48
         Total revenues                          438         436        890         874

Expenses:
  Operating                                      164         150        321         299
  General and administrative                      33          39         58          58
  Depreciation                                    97          80        192         168
  Interest                                       119         124        221         248
  Property taxes                                  39          30         61          57
         Total expenses                          452         423        853         830

(Loss) income before cumulative effect
  of a change in accounting principle            (14)         13         37          44

Cumulative effect on prior years of a
  change in accounting for the cost of
  exterior painting and major
  landscaping                                     --          --         --          46

Net (loss) income                             $  (14)       $ 13       $ 37        $ 90

Net (loss) income allocated to general
  partner (1%)                                    --          --         --           1
Net (loss) income allocated to limited
  partners (99%)                                 (14)         13         37          89

                                              $  (14)       $ 13       $ 37        $ 90
Per limited partnership unit:
  (Loss) income before cumulative effect
   of a change in accounting principle         (0.68)       0.63       1.79        2.11
  Cumulative effect on prior years of a
   change in accounting for the cost of
   exterior painting and major
   landscaping                                    --          --         --        2.20

Net (loss) income                            $ (0.68)    $ 0.63      $ 1.79     $ 4.31

Distributions per limited partnership
  unit                                        $  --       $ --      $ 19.17       $ --

            See Accompanying Notes to Consolidated Financial Statements

c)

                      UNITED INVESTORS GROWTH PROPERTIES II

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        20,661       $ --       $ 5,165      $ 5,165

Partners' (deficit) capital at
   December 31, 1999                  20,661      $ (15)       $ 992        $ 977

Partners' distributions                   --         (4)        (396)        (400)

Net income for the six months
   ended June 30, 2000                    --          --          37           37

Partners' (deficit) capital
   at June 30, 2000                   20,661      $ (19)       $ 633        $ 614

            See Accompanying Notes to Consolidated Financial Statements

d)

                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:                                      (Restated)
  Net income                                                      $  37         $ 90
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     192          168
   Amortization of loan costs                                         8           12
   Cumulative effect on prior years of a change in
      accounting principle                                           --          (46)
   Change in accounts:
      Receivables and deposits                                      186           57
      Other assets                                                  (10)          (6)
      Accounts payable                                              (89)          (9)
      Tenant security deposit liabilities                            (1)           2
      Accrued property taxes                                         29          (42)
      Other liabilities                                             (10)          (8)

       Net cash provided by operating activities                    342          218

Cash flows from investing activities:

  Property improvements and replacements                            (56)        (111)
  Net receipts from restricted escrows                               16           12

       Net cash used in investing activities                        (40)         (99)

Cash flows from financing activities:

  Payments on mortgage notes payable                                (45)         (33)
  Loan costs paid                                                   (18)          --
  Partners' distributions                                          (400)          --

       Net cash used in financing activities                       (463)         (33)

Net (decrease) increase in cash and cash equivalents               (161)          86

Cash and cash equivalents at beginning of period                    648          316

Cash and cash equivalents at end of period                       $  487        $ 402

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  213        $ 235

            See Accompanying Notes to Consolidated Financial Statements

e)

                      UNITED INVESTORS GROWTH PROPERTIES II

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the three and six month periods ended June 30, 1999 has been restated to reflect the accounting change as if it were reported during the first quarter of 1999. This adjustment decreased income before the cumulative effect of the accounting change for the six month period ended June 30, 1999 by approximately $9,000 ($0.44 per limited partnership unit). This adjustment decreased income for the three month period ended June 30, 1999 by approximately $5,000 ($0.24 per limited partnership unit). The cumulative effect adjustment of approximately $46,000 ($2.20 per limited partnership unit) is the result of applying retroactively the aforementioned accounting principle change and is included in income for the six months ended June 30, 1999. The accounting change will not have an affect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

The following payments were made to affiliates of the General Partner during each of the six month periods ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 45      $ 43
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             18        15

During the six months ended June 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $45,000 and $43,000, for management fees for the six month periods ended June 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $18,000 and $15,000, for the six month periods ended June 30, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 1,998 limited partnership units in the Partnership representing 9.67% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Distributions

During the six months ended June 30, 2000, the Partnership paid cash distributions of approximately $400,000 (approximately $396,000 to the limited partners or $19.17 per limited partnership unit) of which approximately $111,000 (approximately $110,000 to the limited partners or $5.33 per limited partnership unit) represented cash from operations and approximately $289,000 (approximately $286,000 to the limited partners or $13.84 per limited partnership unit) represented proceeds from the refinancing of Riverwalk Apartments in December 1999. Subsequent to June 30, 2000, the Partnership declared and paid a distribution of approximately $299,000 (approximately $296,000 to the limited partners or $14.33 per limited partnership unit) from operations. No cash distributions were made to the partners during the six months ended June 30, 1999.

Note E - Mortgage Refinancing

On December 29, 1999, the Partnership refinanced the mortgage encumbering Riverwalk Apartments. The refinancing replaced indebtedness of approximately $2,551,000 with a new mortgage in the amount of $3,000,000. The new loan requires monthly principal and interest payments and is being amortized over 20 years. Total capitalized loan costs were approximately $47,000 during the year ended December 31, 1999. The Partnership spent approximately $18,000 on additional loan costs during the six months ended June 30, 2000.

Note F - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Registrant's residential property segment consists of two apartment complexes, one located in Houston, Texas and another located in Overland Park, Kansas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.

        Six months ended June 30, 2000           Residential      Other       Totals

Rental income                                       $ 841         $   --       $ 841
Other income                                            42             7          49
Interest expense                                       221            --         221
Depreciation                                           192            --         192
General and administrative expense                      --            58          58
Segment profit (loss)                                   88           (51)         37
Total assets                                         6,774           211       6,985
Capital expenditures for investment
  properties                                            56            --          56


       Three months ended June 30, 2000          Residential      Other       Totals

Rental income                                       $ 415         $   --       $ 415
Other income                                            20             3          23
Interest expense                                       119            --         119
Depreciation                                            97            --          97
General and administrative expense                      --            33          33
Segment profit (loss)                                   16           (30)        (14)


       Six months ended June 30, 1999          Residential      Other       Totals
                                                              (Restated)
Rental income                                      $ 826          $  --        $ 826
Other income                                           44             4           48
Interest expense                                      248            --          248
Depreciation                                          168            --          168
General and administrative expense                     --            58           58
Cumulative effect of a change in accounting
  principle                                            46            --           46
Segment profit (loss)                                 144           (54)          90
Total assets                                        6,847           227        7,074
Capital expenditures for investment
  properties                                           111            --         111


       Three months ended June 30, 1999          Residential      Other       Totals
                                                              (Restated)
Rental income                                       $ 416         $   --       $ 416
Other income                                            18             2          20
Interest expense                                       124            --         124
Depreciation                                            80            --          80
General and administrative expense                      --            39          39
Segment profit (loss)                                   50           (37)         13

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 2000 and 1999:

                                                  Average Occupancy

      Property                                     2000       1999

      Riverwalk Apartments                          94%        95%
         Houston, Texas
      Stone Ridge Apartments                        96%        96%
         Overland Park, Kansas

Results of Operations

The Registrant's net income for the six months ended June 30, 2000 was approximately $37,000 as compared to net income of approximately $90,000 (as restated) for the six months ended June 30, 1999. The Registrant's net loss for the three months ended June 30, 2000 was approximately $14,000 as compared to net income of approximately $13,000 (as restated) for the three months ended June 30, 1999. The decrease in net income for the six month period ended June 30, 2000 is primarily due to the cumulative effect on prior years of a change in accounting principle recognized during the six months ended June 30, 1999 as discussed below.

Excluding the cumulative effect on prior years of a change in accounting principle, the Partnership had income of approximately $37,000 for the six months ended June 30, 2000 and approximately $44,000 for the six months ended June 30, 1999. Income decreased for the three and six month periods ended June 30, 2000 compared to the three and six month periods ended June 30, 1999 due to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased for the six month period ended June 30, 2000 due to an increase in rental income. Rental income increased as a result of average rental rate increases at both properties which more than offset the slight decrease in occupancy at Riverwalk Apartments. The slight increase in total revenues for the three month period ended June 30, 2000 was due to an increase in other income. Other income increased primarily due to an increase in interest income due to increased cash balances in interest-bearing accounts.

Total expenses increased for the six month period ended June 30, 2000 primarily due to increased operating expense and depreciation expense which is partially offset by decreased interest expense. Total expenses increased for the three month period ended June 30, 2000 primarily due to increased operating expense and depreciation expense which is partially offset by decreased interest expense and general and administrative expense. Operating expenses increased for the three and six month periods ended June 30, 2000 due to increased insurance premiums at both properties and increased maintenance and repairs expenses at Riverwalk Apartments. Depreciation expense increased for the three and six month periods ended June 30, 2000 due to property improvements and replacements completed during the past twelve months that are now being depreciated. Interest expense decreased for the three and six month periods ended June 30, 2000 due to the refinancing of Riverwalk Apartments at a lower interest rate. General and administrative expenses decreased for the three month period ended June 30, 2000 due to decreased professional fees. Included in general and administrative expenses at both June 30, 2000 and 1999, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the three and six month periods ended June 30, 1999 has been restated to reflect the accounting change as if it were reported during the first quarter of 1999. This adjustment decreased income before the cumulative effect of the accounting change for the six month period ended June 30, 1999 by approximately $9,000 ($0.44 per limited partnership unit). This adjustment decreased income for the three month period ended June 30, 1999 by approximately $5,000 ($0.24 per limited partnership unit). The cumulative effect adjustment of approximately $46,000 ($2.20 per limited partnership unit) is the result of applying retroactively the aforementioned accounting principle change and is included in income for the six months ended June 30, 1999. The accounting change will not have an affect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

Liquidity and Capital Resources

At June 30, 2000, the Registrant had cash and cash equivalents of approximately $487,000 as compared to approximately $402,000 at June 30, 1999. The decrease in cash and cash equivalents of approximately $161,000 since December 31, 1999, is due to approximately $463,000 of cash used in financing activities and, to a lesser extent, approximately $40,000 of cash used in investing activities, which was partially offset by approximately $342,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties and the payment of loan costs. Cash used in investing activities consisted of property improvements and replacements which was partially offset by net receipts from escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

Riverwalk Apartments, located in Houston Texas, is under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the third quarter of 2000. However, there can be no assurance that the sale will be consummated.

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

Riverwalk Apartments

Riverwalk Apartments spent approximately $36,000 on capital improvements for the six months ended June 30, 2000. These improvements consisted primarily of lighting upgrades, cabinet and countertop replacements, carpet replacement, structural improvements, and office equipment. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $42,000, consisting primarily of appliances, carpet replacements, and lighting upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Stone Ridge Apartments

Stone Ridge Apartments spent approximately $20,000 on capital improvements for the six months ended June 30, 2000. These improvements consisted primarily of carpet replacements. These improvements were funded from Partnership reserves. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $61,000, consisting primarily of air conditioning unit replacement, carpet replacements, and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness for Riverwalk of approximately $2,974,000 matures on January 1, 2020. The mortgage indebtedness for Stone Ridge of approximately $3,213,000 matures on December 1, 2004. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to their maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the six months ended June 30, 2000, the Partnership paid cash distributions of approximately $400,000 (approximately $396,000 to the limited partners or $19.17 per limited partnership unit) of which approximately $111,000 (approximately $110,000 to the limited partners or $5.33 per limited partnership unit) represented cash from operations and approximately $289,000 (approximately $286,000 to the limited partners or $13.84 per limited partnership unit) represented proceeds from the refinancing of Riverwalk Apartments in December 1999. Subsequent to June 30, 2000, the Partnership declared and paid a distribution of approximately $299,000 (approximately $296,000 to the limited partners or $14.33 per limited partnership unit) from operations. No cash distributions were made to the partners during the six months ended June 30, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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