Form 10QSB
period 2000-09-30
UNITED INVESTORS GROWTH PROPERTIES II
filed 2000-11-13
CIK 862114

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

                 For the quarterly period ended September 30, 2000


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


ITEM 1.     FINANCIAL STATEMENTS

a)

                      UNITED INVESTORS GROWTH PROPERTIES II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                               September 30, 2000



Assets
   Cash and cash equivalents                                                 $  338
   Receivables and deposits                                                      66
   Restricted escrows                                                             6
   Other assets                                                                  62
   Investment properties:
       Land                                                   $  425
       Buildings and related personal property                 3,824
                                                               4,249
       Less accumulated depreciation                          (1,235)         3,014
                                                                            $ 3,486
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $   23
   Tenant security deposit liabilities                                           22
   Accrued property taxes                                                        41
   Other liabilities                                                            172
   Mortgage notes payable                                                     3,204

Partners' (Deficit) Capital
   General partner                                             $ (24)
   Limited partners (20,661 units
      issued and outstanding)                                     48             24
                                                                            $ 3,486

            See Accompanying Notes to Consolidated Financial Statements

b)

                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)

                                                   Three Months Ended      Nine Months Ended
                                                      September 30,          September 30,
                                                    2000        1999        2000       1999
                                                             (Restated)             (Restated)
Revenues:
  Rental income                                     $  355       $ 423    $ 1,196     $ 1,249
  Other income                                          24          19         73          67
  Gain on sale of investment property                  907          --        907          --
         Total revenues                              1,286         442      2,176       1,316

Expenses:
  Operating                                            200         159        521         458
  General and administrative                            32          34         90          92
  Depreciation                                          77          84        269         252
  Interest                                             120         123        341         371
  Property taxes                                        33          32         94          89
         Total expenses                                462         432      1,315       1,262

Income before extraordinary loss on early
  extinguishment of debt and cumulative effect
  of a change in accounting principle                  824          10        861          54
Extraordinary loss on early extinguishment
  of debt                                              (76)         --        (76)         --
Cumulative effect on prior years of a change
  in accounting for the cost of exterior
  painting and major landscaping                        --          --         --          46

Net income                                          $  748       $  10      $ 785       $ 100

Net income allocated to general partner (1%)             7          --          8           1
Net income allocated to limited partners (99%)         741          10        777          99

                                                    $  748        $ 10      $ 785       $ 100
Per limited partnership unit:
  Income before extraordinary loss on early
   extinguishment of debt and cumulative
   effect of a change in accounting principle        39.50        0.48      41.25        2.59
  Extraordinary loss on early extinguishment
   of debt                                           (3.64)         --      (3.64)         --
  Cumulative effect on prior years of a
   change in accounting for the cost of
   exterior painting and major landscaping              --          --         --        2.20

Net income                                         $ 35.86     $ 0.48     $ 37.61     $ 4.79

Distributions per limited partnership unit         $ 64.13      $  --     $ 83.30      $  --

            See Accompanying Notes to Consolidated Financial Statements

c)

                      UNITED INVESTORS GROWTH PROPERTIES II

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        20,661       $ --       $ 5,165      $ 5,165

Partners' (deficit) capital at
   December 31, 1999                  20,661      $ (15)       $ 992        $ 977

Partners' distributions                   --        (17)      (1,721)      (1,738)

Net income for the nine months
   ended September 30, 2000               --           8          777          785

Partners' (deficit) capital
   at September 30, 2000              20,661      $ (24)       $ 48         $ 24

            See Accompanying Notes to Consolidated Financial Statements

d)

                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2000        1999
Cash flows from operating activities:                                      (Restated)
  Net income                                                     $  785        $ 100
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     269          252
   Amortization of loan costs                                        12           19
   Extraordinary loss on early extinguishment of debt                76           --
   Cumulative effect on prior years of a change in
      accounting principle                                           --          (46)
   Gain on sale of investment property                             (907)          --
   Change in accounts:
      Receivables and deposits                                      187           26
      Other assets                                                    8          (10)
      Accounts payable                                              (82)           6
      Tenant security deposit liabilities                           (24)           5
      Accrued property taxes                                          9          (10)
      Other liabilities                                              (3)          (3)

       Net cash provided by operating activities                    330          339

Cash flows from investing activities:
  Property improvements and replacements                            (97)        (210)
  Net receipts from restricted escrows                               23            2
  Proceeds from sale of investment property                       4,231           --

       Net cash provided by (used in) investing activities        4,157         (208)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (70)         (50)
  Repayment of mortgage note payable                             (2,958)          --
  Loan costs paid                                                   (31)          --
  Partners' distributions                                        (1,738)          --

       Net cash used in financing activities                     (4,797)         (50)

Net (decrease) increase in cash and cash equivalents               (310)          81

Cash and cash equivalents at beginning of period                    648          316

Cash and cash equivalents at end of period                       $  338        $ 397

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  330        $ 353

            See Accompanying Notes to Consolidated Financial Statements

e)

                      UNITED INVESTORS GROWTH PROPERTIES II

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the three and nine month periods ended September 30, 1999 has been restated to reflect the accounting change as if it were reported during the first quarter of 1999. This adjustment decreased income before the cumulative effect of the accounting change for the nine month period ended September 30, 1999 by approximately $13,000 ($0.62 per limited partnership unit). This adjustment decreased income for the three month period ended September 30, 1999 by approximately $4,000 ($0.19 per limited partnership unit). The cumulative effect adjustment of approximately $46,000 ($2.20 per limited partnership unit) is the result of applying retroactively the aforementioned accounting principle change and is included in income for the nine months ended September 30, 1999. The accounting change will not have an affect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

The following payments were made to affiliates of the General Partner during each of the nine month periods ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 64      $ 65
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative
   expenses)                                                        26        21

During the nine months ended September 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $64,000 and $65,000, for management fees for the nine month periods ended September 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $26,000 and $21,000, for the nine month periods ended September 30, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 2,535 limited partnership units in the Partnership representing 12.27% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Distributions

During the nine months ended September 30, 2000, the Partnership paid cash distributions of approximately $1,738,000 (approximately $1,721,000 to the limited partners or $83.30 per limited partnership unit) of which approximately $410,000 (approximately $406,000 to the limited partners or $19.66 per limited partnership unit) represented cash from operations and approximately $289,000 (approximately $286,000 to the limited partners or $13.84 per limited partnership unit) represented proceeds from the refinancing of Riverwalk Apartments in December 1999 and approximately $1,039,000 (approximately
$1,029,000 to the limited partners or $49.80 per limited partnership unit) represented proceeds from the sale of Riverwalk Apartments. No cash distributions were made to the partners during the nine months ended September 30, 1999.

Note E - Mortgage Refinancing

On December 29, 1999, the Partnership refinanced the mortgage encumbering Riverwalk Apartments. The refinancing replaced indebtedness of approximately $2,551,000 with a new mortgage in the amount of $3,000,000. The new loan required monthly principal and interest payments and was being amortized over 20 years. Total capitalized loan costs were approximately $47,000 during the year ended December 31, 1999. The Partnership spent approximately $31,000 on additional loan costs during the nine months ended September 30, 2000.

Note F - Sale of Investment Property

On August 31, 2000, Riverwalk Apartments, located in Houston, Texas, was sold to an unaffiliated party for $4,350,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $4,231,000. The Partnership used a portion of the proceeds to pay off the mortgage encumbering the property of $2,958,000. For financial statement purposes, the sale resulted in a gain of approximately $907,000 and an extraordinary loss on early extinguishment of debt of approximately $76,000 consisting of the write-off of unamortized loan costs, which was recognized during the nine months ended September 30, 2000. The sale transaction is summarized as follows (amounts in thousands):

            Net sales price, net of selling costs          $ 4,231
            Net real estate (1)                             (3,221)
            Net other liabilities                             (103)
            Gain on sale of real estate                     $  907

(1) Real estate at cost, net of accumulated depreciation of approximately $1,295,000.

The following pro-forma information reflects the operations of the Partnership for the nine months ended September 30, 2000 and 1999, as if Riverwalk Apartments had been sold January 1, 1999.

                                                   2000                1999
                                            (in thousands, except per unit data)
Revenues                                          $ 694               $ 675
Net income                                           15                  49
Income per limited partnership unit                0.72                2.35

Note G - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential property. The Registrant's residential property segment consists of one apartment complex located in Overland Park, Kansas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.

     Three Months Ended September 30, 2000       Residential      Other       Totals

Rental income                                       $  355         $  --       $ 355
Other income                                            22             2          24
Interest expense                                       120            --         120
Depreciation                                            77            --          77
General and administrative expense                      --            32          32
Gain on sale of investment property                    907            --         907
Extraordinary loss on early extinguishment
  of debt                                              (76)           --         (76)
Segment profit (loss)                                  778           (30)        748

     Nine Months Ended September 30, 2000        Residential      Other       Totals

Rental income                                      $ 1,196        $   --     $ 1,196
Other income                                            64             9          73
Interest expense                                       341            --         341
Depreciation                                           269            --         269
General and administrative expense                      --            90          90
Gain on sale of investment property                    907            --         907
Extraordinary loss on early extinguishment
  of debt                                              (76)           --         (76)
Segment profit (loss)                                  866           (81)        785
Total assets                                         3,313           173       3,486
Capital expenditures for investment
  properties                                            97            --          97


     Three Months Ended September 30, 1999       Residential      Other       Totals
                                                              (Restated)
Rental income                                       $  423         $  --       $ 423
Other income                                            17             2          19
Interest expense                                       123            --         123
Depreciation                                            84            --          84
General and administrative expense                      --            34          34
Segment profit (loss)                                   42           (32)         10


     Nine Months Ended September 30, 1999       Residential      Other       Totals
                                                              (Restated)
Rental income                                     $ 1,249         $  --      $ 1,249
Other income                                           61             6           67
Interest expense                                      371            --          371
Depreciation                                          252            --          252
General and administrative expense                     --            92           92
Cumulative effect of a change in accounting
  principle                                            46            --           46
Segment profit (loss)                                 186           (86)         100
Total assets                                        6,921           201        7,122
Capital expenditures for investment
  properties                                          210            --          210

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the nine month periods ended September 30, 2000 and 1999:

                                                  Average Occupancy
      Property                                     2000       1999

      Stone Ridge Apartments                        96%        97%
         Overland Park, Kansas

Results of Operations

The Registrant's net income for the nine months ended September 30, 2000 was approximately $785,000 as compared to net income of approximately $100,000 (as restated) for the nine months ended September 30, 1999. The Registrant's net income for the three months ended September 30, 2000 was approximately $748,000 as compared to net income of approximately $10,000 (as restated) for the three months ended September 30, 1999. The increase in net income for the nine month period ended September 30, 2000 is primarily attributable to an increase in total revenues resulting from the gain on sale of Riverwalk Apartments in August 2000, as discussed below, partially offset by the extraordinary loss on the early extinguishment of debt of Riverwalk Apartments and the cumulative effect on prior years of a change in accounting principle recognized during the nine months ended September 30, 1999, as discussed below. The increase in net income for the three month period ended September 30, 2000 is primarily attributable to an increase in total revenues resulting from the gain on sale of Riverwalk Apartments in August 2000, as discussed below, partially offset by the extraordinary loss on the early extinguishment of debt of Riverwalk Apartments.

Excluding the operations, gain on sale, and extraordinary loss on early extinguishment of debt of Riverwalk Apartments and the cumulative effect on prior years of a change in accounting principle, the Partnership had income of approximately $15,000 for the nine months ended September 30, 2000 and approximately $3,000 for the nine months ended September 30, 1999. Excluding the operations, gain on sale, and extraordinary loss on early extinguishment of debt of Riverwalk Apartments, the Partnership had income of approximately $2,000 for the three month period ended September 30, 2000 compared to a net loss of approximately $7,000 for the three month period ended September 30, 1999. Income increased for the nine month period ended September 30, 2000 compared to the nine month period ended September 30, 1999 due to an increase in total revenues partially offset by an increase in total expenses. Income increased for the three month period ended September 30, 2000 compared to the three month period ended September 30, 1999 due to an increase in total revenues and a decrease in total expenses. Total revenues increased for the three and nine month periods ended September 30, 2000 due to an increase in rental income and other income. Rental income increased as a result of an average rental rate increase at Stone Ridge Apartments which more than offset the slight decrease in occupancy. Other income increased primarily due to an increase in interest income due to increased cash balances in interest-bearing accounts.

Total expenses increased for the nine months ended September 30, 2000 primarily due to increased depreciation and property tax expenses which were partially offset by decreased operating expense and general and administrative expense. Total expenses decreased for the three month period ended September 30, 2000, primarily due to decreased operating expense and general and administrative expense which is partially offset by increased depreciation and property tax expenses. Depreciation expense increased for the three and nine month periods ended September 30, 2000 due to property improvements and replacements completed during the past twelve months. Property tax expense increased for the three and nine month period ended September 30, 2000 due to an increase in the assessed value of Stone Ridge Apartments. Operating expenses decreased for the three and nine month periods ended September 30, 2000 due to a decrease in payroll expenses. General and administrative expenses decreased for the three and nine month periods ended September 30, 2000 due to decreased legal expenses due to the settlement of a legal case during 1999, partially offset by increased professional expenses associated with the management of the Partnership and an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Included in general and administrative expenses at both September 30, 2000 and 1999, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

On August 31, 2000, Riverwalk Apartments, located in Houston, Texas, was sold to an unaffiliated party for $4,350,000. After payment of closing expenses, the net sales proceeds received by the Partnership was approximately $4,231,000. The Partnership used a portion of the proceeds to pay off the mortgage encumbering the property of $2,958,000. The remaining proceeds were distributed to the partners in September 2000. For financial statement purposes, the sale resulted in a gain of approximately $907,000. The Partnership also recorded an extraordinary loss on early extinguishment of debt of approximately $76,000 as the result of the write-off of the remaining unamortized loan costs.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net income for the three and nine month periods ended September 30, 1999 has been restated to reflect the accounting change as if it were reported during the first quarter of 1999. This adjustment decreased income before the cumulative effect of the accounting change for the nine month period ended September 30, 1999 by approximately $13,000 ($0.62 per limited partnership unit). This adjustment decreased income for the three month period ended September 30, 1999 by approximately $4,000 ($0.19 per limited partnership unit). The cumulative effect adjustment of approximately $46,000 ($2.20 per limited partnership unit) is the result of applying retroactively the aforementioned accounting principle change and is included in income for the nine months ended September 30, 1999. The accounting change will not have an affect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

Liquidity and Capital Resources

At September 30, 2000, the Registrant had cash and cash equivalents of approximately $338,000 as compared to approximately $397,000 at September 30, 1999. The decrease in cash and cash equivalents of approximately $310,000 since December 31, 1999, is due to approximately $4,797,000 of cash used in financing activities, which was partially offset by approximately $4,157,000 of cash provided by investing activities and approximately $330,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, payments of principal made on the mortgages encumbering the Registrant's properties, the payoff of the mortgage encumbering Riverwalk Apartments, and the payment of loan costs. Cash provided by investing activities consisted of proceeds from the sale of Riverwalk Apartments and net receipts from escrow accounts maintained by the mortgage lender partially offset by property improvements and replacements. The Partnership invests its working capital reserves in money market accounts.

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

Riverwalk Apartments

Riverwalk Apartments spent approximately $53,000 on capital improvements for the nine months ended September 30, 2000. These improvements consisted primarily of lighting upgrades, cabinet and countertop replacements, carpet replacement, structural improvements, and office equipment. These improvements were funded from operating cash flow. The property was sold on August 31, 2000.

Stone Ridge Apartments

Stone Ridge Apartments spent approximately $44,000 on capital improvements for the nine months ended September 30, 2000. These improvements consisted primarily of carpet replacements, submetering improvements, and structural improvements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $61,000, consisting primarily of air conditioning unit replacement, carpet replacements, and plumbing upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness for Stone Ridge of approximately $3,204,000 matures on December 1, 2004. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

During the nine months ended September 30, 2000, the Partnership paid cash distributions of approximately $1,738,000 (approximately $1,721,000 to the limited partners or $83.30 per limited partnership unit) of which approximately $410,000 (approximately $406,000 to the limited partners or $19.66 per limited partnership unit) represented cash from operations and approximately $289,000 (approximately $286,000 to the limited partners or $13.84 per limited partnership unit) represented proceeds from the refinancing of Riverwalk Apartments in December 1999 and approximately $1,039,000 (approximately
$1,029,000 to the limited partners or $49.80 per limited partnership unit) represented proceeds from the sale of Riverwalk Apartments. No cash distributions were made to the partners during the nine months ended September 30, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K filed during the third quarter of 2000:

                  Current  Report on Form 8-K dated  August  31,  2000 and filed
                  September   22,  2000,   disclosing   the  sale  of  Riverwalk
                  Apartments to an unrelated party.

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