Form 10KSB
period 2000-12-31
UNITED INVESTORS GROWTH PROPERTIES II
filed 2001-03-29
CIK 862114

FORM 10-KSB--Annual or Transitional Report
                            Under Section 13 or 15(d)
                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

            For the transition period from ____________ to ____________

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

State issuer's revenues for its most recent fiscal year:  $2,448,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Registrant is engaged in the business of operating and holding existing real estate properties for investment. The Registrant owns a 99.99% interest in a limited partnership which owned an apartment complex. This apartment complex was sold during the year ended December 31, 2000 (see "Item 7. Financial Statements
- Note G" for further discussion). The Registrant also owns a 100% interest in a limited liability corporation (a "LLC") which owns an apartment complex (See "Item 2. Description of Properties").

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

Item 2.     Description of Property

The following table sets forth the Partnership's investment in property:

                             Date of
                             Purchase      Type of Ownership          Use

Stone Ridge Apartments       07/01/92    Fee ownership subject     Apartment
  Overland Park, KS                      to first mortgage (1)     106 units

(1) Property is held by a limited liability corporation in which the Registrant owns a 100% interest.

Schedule of Property

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                              Gross
                            Carrying    Accumulated    Useful                Federal
Property                      Value     Depreciation    Life    Method      Tax Basis
                                (in thousands)                           (in thousands)

Stone Ridge Apartments       $4,208        $1,242      5-27.5     S/L        $2,967

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note I - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Registrant's property.

                              Principal                                       Principal
                             Balance At      Stated                            Balance
                            December 31,    Interest   Period    Maturity       Due At
Property                        2000          Rate    Amortized    Date      Maturity (1)
                           (in thousands)                                   (in thousands)

Stone Ridge Apartments         $3,194        7.13%     30 yrs    12/01/04       $3,018

(1) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay this loan and other specific details about the loan.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2000 and 1999 for the property:

                                   Average Annual            Average Annual
                                    Rental Rate                Occupancy
                                     (per unit)
Property                         2000         1999         2000         1999

Stone Ridge Apartments          $8,775       $8,532         95%          96%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership's property is subject to competition from other residential apartment complexes in the locality in which it operates. The General Partner believes that the property is adequately insured. The property is an apartment complex which leases its units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates

Real estate taxes and effective rate in 2000 for the property were:

                                     2000            2000
                                     Taxes           Rate
                                (in thousands)

Stone Ridge Apartments                $56            1.02%

Capital Improvements

Riverwalk Apartments

Riverwalk Apartments spent approximately $53,000 on capital improvements for the year ended December 31, 2000. These improvements consisted primarily of lighting upgrades, cabinet and countertop replacements, carpet replacement, structural improvements, and office equipment. These improvements were funded from operating cash flow. The property was sold on August 31, 2000.

Stone Ridge Apartments

Stone Ridge Apartments spent approximately $49,000 on capital improvements for the year ended December 31, 2000. These improvements consisted primarily of structural improvements, submetering improvements, and carpet replacements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $29,150. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, offered and sold 20,661 limited partnership units aggregating approximately $5,165,000. The Partnership currently has 481 holders of record owning an aggregate of 20,661 units. Affiliates of the General Partner owned 2,535 limited partnership units representing 12.27% of the outstanding units as of December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000 and subsequent to December 31, 2000 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details).

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/99 - 12/31/99              $   --                $   --
       01/01/00 - 12/31/00               1,738 (1)             83.30
      Subsequent to 12/31/00               298 (2)             14.28

(1)   Consists of approximately $410,000 of cash from operations,  approximately
      $289,000  of  cash  from  the  refinance  of  Riverwalk   Apartments   and
      approximately $1,039,000 of cash from the sale of Riverwalk Apartments.

(2)   Consists of cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 2,535 limited partnership units in the Partnership representing 12.27% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $140.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 198 units resulting in its total ownership being increased to 2,733 units or 13.23% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Results of Operations

The Registrant's net income for the year ended December 31, 2000 was approximately $858,000 as compared to net income of approximately $2,000 for the year ended December 31, 1999. The increase in net income for the year ended December 31, 2000 is primarily attributable to an increase in total revenues resulting from the gain on sale of Riverwalk Apartments in August 2000, as discussed below, and a decrease in expenses resulting from the sale of Riverwalk Apartments, partially offset by the increase in extraordinary loss on the early extinguishment of debt of Riverwalk Apartments and the cumulative effect on prior years of a change in accounting principle recognized during the year ended December 31, 1999, as discussed below.

Excluding the operations, gain on sale, and extraordinary losses on early extinguishment of debt of Riverwalk Apartments and the cumulative effect on prior years of a change in accounting principle, the Partnership had income of approximately $2,000 for the year ended December 31, 2000 and approximately $17,000 for the year ended December 31, 1999. Income decreased due to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased due to an increase in rental income and other income. Rental income increased as a result of an average annual rental rate increase at Stone Ridge Apartments which more than offset the slight decrease in occupancy. Other income increased primarily due to an increase in interest income due to increased cash balances in interest-bearing accounts.

Total expenses increased primarily due to increased depreciation expense. Depreciation expense increased due to property improvements and replacements completed during the past twelve months. All other expenses remained stable over the comparable periods. Included in general and administrative expenses at both December 31, 2000 and 1999, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

On August 31, 2000, Riverwalk Apartments, located in Houston, Texas, was sold to an unaffiliated party for $4,350,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $4,193,000. The Partnership used a portion of the proceeds to pay off the mortgage encumbering the property of $2,958,000. The remaining proceeds were distributed to the partners in September 2000. For financial statement purposes, the sale resulted in a gain of approximately $959,000. The Partnership also recorded an extraordinary loss on early extinguishment of debt of approximately $62,000 as the result of the write-off of the remaining unamortized loan costs.

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

Liquidity and Capital Resources

At December 31, 2000, the Registrant had cash and cash equivalents of approximately $382,000 as compared to approximately $648,000 at December 31, 1999. The decrease in cash and cash equivalents of approximately $266,000 since December 31, 1999, is due to approximately $4,794,000 of cash used in financing activities, which was partially offset by approximately $4,118,000 of cash provided by investing activities and approximately $410,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners, payments of principal made on the mortgages encumbering the Registrant's properties, the payoff of the mortgage encumbering Riverwalk Apartments, and the payment of loan costs. Cash provided by investing activities consisted of proceeds from the sale of Riverwalk Apartments and net receipts from escrow accounts maintained by the mortgage lender partially offset by property improvements and replacements. The Partnership invests its working capital reserves in money market accounts.

On December 29, 1999, the Partnership refinanced the mortgage encumbering Riverwalk Apartments. The refinancing replaced indebtedness of approximately $2,551,000 with a new mortgage in the amount of $3,000,000. The new loan required monthly principal and interest payments and was being amortized over 20 years. Total capitalized loan costs were approximately $47,000 during the year ended December 31, 1999. The Partnership spent approximately $18,000 on additional loan costs during the year ended December 31, 2000. For financial statement purposes, the Partnership recognized a loss on the early extinguishment of debt of approximately $53,000 consisting of a prepayment penalty and the write-off of unamortized loan costs. This property was sold during the year ended December 31, 2000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the remaining property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $29,150. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness for Stone Ridge of approximately $3,194,000 matures on December 1, 2004. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

During the year ended December 31, 2000, the Partnership paid cash distributions of approximately $1,738,000 (approximately $1,721,000 to the limited partners or $83.30 per limited partnership unit) of which approximately $410,000 (approximately $406,000 to the limited partners or $19.66 per limited partnership unit) represented cash from operations and approximately $289,000 (approximately $286,000 to the limited partners or $13.84 per limited partnership unit) represented proceeds from the refinancing of Riverwalk Apartments in December 1999 and approximately $1,039,000 (approximately
$1,029,000 to the limited partners or $49.80 per limited partnership unit) represented proceeds from the sale of Riverwalk Apartments. Subsequent to December 31, 2000, the Partnership declared a distribution from operations of approximately $298,000 (approximately $295,000 to the limited partners or $14.28 per limited partnership unit). No cash distributions were made to the partners during the year ended December 31, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 2,535 limited partnership units in the Partnership representing 12.27% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $140.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 198 units resulting in its total ownership being increased to 2,733 units or 13.23% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 7.     Financial Statements

UNITED INVESTORS GROWTH PROPERTIES II

LIST OF FINANCIAL STATEMENTS

     Independent Auditors' Report

     Consolidated Balance Sheet - December 31, 2000

     Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

     Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

     Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

     Notes to Consolidated Financial Statements

                          Independent Auditors' Report



The Partners
United Investors Growth Properties II

We have audited the accompanying consolidated balance sheet of United Investors Growth Properties II (the "Partnership") as of December 31, 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                                     /S/KPMG LLP


Greenville, South Carolina
February 6, 2001

                      UNITED INVESTORS GROWTH PROPERTIES II

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2000
                          (in thousands, except unit data)




Assets
    Cash and cash equivalents                                               $  382
    Receivables and deposits                                                    36
    Restricted escrows                                                           2
    Other assets                                                                56
    Investment properties (Notes C and F):
      Land                                                $   425
      Buildings and related personal property               3,783
                                                            4,208
      Less accumulated depreciation                        (1,242)           2,966
                                                                            $3,442
Liabilities and Partners' (Deficit) Capital
Liabilities
    Accounts payable                                                        $    9
    Tenant security deposit liabilities                                         24
    Accrued property taxes                                                      28
    Other liabilities                                                           90
    Mortgage notes payable (Note C)                                          3,194

Partners' Capital:
    General partner                                         $   8
    Limited partners (20,661 units issued
      and outstanding)                                         89               97
                                                                           $ 3,442

            See Accompanying Notes to Consolidated Financial Statements

                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                                               Years Ended December 31,
                                                                  2000         1999
Revenues:
   Rental income                                                $ 1,404      $ 1,669
   Other income                                                      85           93
   Gain on sale of property (Note G)                                959           --
         Total revenues                                           2,448        1,762

Expenses:
   Operating                                                        590          648
   General and administrative                                       118          119
   Depreciation                                                     309          352
   Interest                                                         401          516
   Property taxes                                                   110          118
         Total expenses                                           1,528        1,753

 Income before extraordinary loss on early extinguishment
   of debt and cumulative effect of a change in accounting
   principle                                                        920            9

Extraordinary loss on early extinguishment of debt
   (Note C and G)                                                   (62)         (53)
Cumulative effect on prior years of a change in accounting
   for the cost of exterior painting and major
   landscaping (Note I)                                              --           46
Net income (Note E)                                              $  858        $   2

Net income allocated to general partner                          $   40        $  --
Net income allocated to limited partners                            818            2
                                                                 $  858        $   2
Per limited partnership unit:
   Income before extraordinary loss on early extinguishment
      of debt and cumulative effect of a change in
      accounting principle                                      $ 42.56       $ 0.44
   Extraordinary loss on early extinguishment of debt             (2.97)       (2.54)
   Cumulative effect on prior years of a change in
      accounting for the cost of exterior painting and
      major landscaping                                              --         2.20

Net income                                                      $ 39.59       $ 0.10

Distributions per limited partnership unit                      $ 83.30       $   --

            See Accompanying Notes to Consolidated Financial Statements

                      UNITED INVESTORS GROWTH PROPERTIES II

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)


                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions       20,661        $   --       $ 5,165      $ 5,165

Partners' (deficit) capital at
   December 31, 1998                 20,661        $ (15)       $   990        $ 975

Net income for the year ended
   December 31, 1999                     --            --             2            2

Partners' (deficit) capital at
   December 31, 1999                 20,661           (15)          992          977

Partners' distributions                  --           (17)       (1,721)      (1,738)

Net income for the year ended
   December 31, 2000                     --            40           818          858

Partners' (deficit) capital at
   December 31, 2000                 20,661         $   8        $   89         $ 97

            See Accompanying Notes to Consolidated Financial Statements

                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Years Ended December 31,
                                                                2000          1999
Cash flows from operating activities:
   Net income                                                   $  858        $   2
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                 309          352
      Amortization of loan costs                                    15           25
      Extraordinary loss on early extinguishment
        of debt                                                     62           53
      Cumulative effect on prior years of a change in
        accounting principle                                        --          (46)
      Gain on sale of investment property                         (959)          --
      Change in accounts:
        Receivables and deposits                                   217          (42)
        Other assets                                                12          (13)
        Accounts payable                                           (96)          92
        Tenant security deposit liabilities                        (22)           4
        Accrued property taxes                                      (4)         (74)
        Other liabilities                                           18          (15)

          Net cash provided by operating activities                410          338

Cash flows from investing activities:
    Property improvements and replacements                        (102)        (337)
    Net receipts from restricted escrows                            27           22
    Proceeds from sale of investment property                    4,193           --

          Net cash provided by (used in) investing
             activities                                          4,118         (315)

Cash flows from financing activities:
   Payments on mortgage notes payable                              (80)         (68)
   Repayment of mortgage note payable                           (2,958)      (2,551)
   Proceeds from debt refinancing                                   --        3,000
   Loan costs paid                                                 (18)         (47)
   Prepayment penalty                                               --          (25)
   Partners' distributions                                      (1,738)          --

          Net cash (used in) provided by financing
             activities                                         (4,794)         309

Net (decrease) increase in cash and cash equivalents              (266)         332

Cash and cash equivalents at beginning of year                     648          316

Cash and cash equivalents at end of year                        $  382        $ 648

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $  387        $ 512

            See Accompanying Notes to Consolidated Financial Statements

                      UNITED INVESTORS GROWTH PROPERTIES II

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization: United Investors Growth Properties II (the "Partnership" or "Registrant"), a Missouri Limited Partnership, was organized in March 1990, with the initial group of limited partners being admitted on February 22, 1991. Additional partners were admitted each month thereafter through October 1992. The Partnership was formed to acquire and operate certain types of income-producing real estate. United Investors Real Estate, Inc. (the "General Partner"), is the general partner. The General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"). See "Note B
- Transfer of Control". The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date. The Partnership commenced operations on March 23, 1990, and completed its acquisition of apartment properties on July 1, 1992. The Partnership operates one apartment property in the South.

Principles of consolidation: The consolidated financial statements include all the accounts of the Partnership and its 100% owned limited liability company, Stone Ridge Apartments, L.L.C. and its 99.99% owned partnership, Riverwalk
Apartments Limited Partnership ("Riverwalk"). The Partnership is the sole general partner of Riverwalk and an unaffiliated individual is the sole limited partner. The Partnership is able to control the major operating and financial policies of Riverwalk. As a result, the Partnership consolidates its interest in these two entities, whereby all accounts are included in the consolidated financial statements of the Partnership with all inter-entity accounts being eliminated. The minority interest of the limited partner of Riverwalk is not material to the Partnership.

Cash and cash equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $214,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security deposits: The Partnership requires security deposits from lessees for the duration of the lease, and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the apartment and is current on its rental payments.

Investment properties: Investment properties consist of one apartment complex which is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were necessary for the years ended December 31, 2000 or 1999.

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

Restricted Escrow: A replacement reserve account was established at Stone Ridge Apartments when it was refinanced. The property makes monthly deposits to maintain a Replacement Reserve designated for repairs and replacements at the properties. At December 31, 2000, this reserve totaled approximately $2,000.

Loan Costs: Loan costs are deferred and are amortized as interest expense over the term of the related loan. Unamortized loan costs of approximately $48,000 are included in other assets at December 31, 2000.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $42,000 and $37,000 for the years ended December 31, 2000 and 1999, respectively, were charged to operating expense as incurred.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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

Note C - Mortgage Note Payable

The principle terms of the mortgage note payable are as follows:

                             Principal     Monthly                           Principal
                            Balance At     Payment     Stated                 Balance
                           December 31,   Including   Interest  Maturity       Due At
Property                       2000        Interest     Rate      Date        Maturity
                                (in thousands)                             (in thousands)

Stone Ridge Apartments        $3,194         $ 22      7.13%    12/01/04       $3,018

The mortgage note payable is nonrecourse and is secured by pledge of the Partnership's property and by pledge of revenue from operations of the rental property. The mortgage note payable includes prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

On December 29, 1999, the Partnership refinanced the mortgage encumbering Riverwalk Apartments. The refinancing replaced indebtedness of approximately $2,551,000 with a new mortgage in the amount of $3,000,000. The new loan required monthly principal and interest payments and was being amortized over 20 years. Total capitalized loan costs were approximately $47,000 during the year ended December 31, 1999. The Partnership spent approximately $18,000 on additional loan costs during the year ended December 31, 2000. For financial statement purposes, the Partnership recognized a loss on the early extinguishment of debt of approximately $53,000 consisting of a prepayment penalty and the write-off of unamortized loan costs. This property was sold during the year ended December 31, 2000.

Scheduled principal payments on the mortgage note payable subsequent to December 31, 2000, are as follows (in thousands):

           2001               $    40
           2002                    43
           2003                    47
           2004                 3,064

                              $ 3,194

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

The following payments were made to affiliates of the General Partner during each of the years ended December 31, 2000 and 1999:

                                                     2000      1999
                                                     (in thousands)
Property management fees (included in
  operating expenses)                                $ 74      $ 87
Reimbursement for services of affiliates
  (included in investment properties and
  general and administrative expenses)                 33        27

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $74,000 and $87,000 for management fees for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $33,000 and $27,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 2,535 limited partnership units in the Partnership representing 12.27% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $140.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 198 units resulting in its total ownership being increased to 2,733 units or 13.23% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note E - Income Tax

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income (loss) (in thousands, except for unit data):

                                                  2000        1999
Net income as reported                           $ 858       $   2
Add (deduct):
  Deferred revenue and other liabilities            (2)         17
  Depreciation differences                          46           7
  Cumulative effect on prior year of
   change in accounting principle                   --         (46)
Federal taxable income (loss)                    $ 902       $ (20)
Federal taxable income (loss) per limited
  partnership unit                              $43.22      $(0.96)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets at December 31, 2000 (in thousands):

Net assets as reported                                        $  97
Differences in basis of assets and liabilities:
  Accumulated depreciation                                       19
  Deferred Revenue and other                                     19
  Syndication costs                                             681
  Net assets - tax basis                                      $ 816

Note F- Real Estate and Accumulated Depreciation

                                                    Initial Cost
                                                   To Partnership
                                                   (in thousands)

                                                            Buildings      Net Costs
                                                           and Related    Capitalized
                                                             Personal    Subsequent to
Description                    Encumbrances       Land       Property     Acquisition
                              (in thousands)                             (in thousands)

Stone Ridge Apartments            $3,194          $ 425       $3,265         $ 518

                 Gross Amount At Which
                        Carried
                  At December 31, 2000
                     (in thousands)

                        Buildings
                           And
                         Personal            Accumulated     Date of      Date    Depreciable
Description      Land    Property   Total   Depreciation   Construction Acquired  Life-Years
                                           (in thousands)

Stone Ridge     $ 425     $3,783   $4,208      $1,242         1987      07/01/92    5-27.5

Reconciliation of "Real Estate and Accumulated Depreciation":

                                        Years Ended December 31,
                                          2000           1999
                                             (in thousands)
Investment Properties
Balance at beginning of year             $ 8,668       $ 8,285
  Property improvements                      102           337
  Sale of investment property             (4,562)           --
  Cumulative effect on prior
    years of change in accounting
    principle                                 --            46
Balance at end of year                   $ 4,208       $ 8,668

Accumulated Depreciation
Balance at beginning of year             $ 2,261       $ 1,909
  Depreciation expense                       309           331
  Sale of investment property             (1,328)           --
  Cumulative effect on prior
    years of change in accounting
    principle                                 --            21
Balance at end of year                   $ 1,242       $ 2,261

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $4,208,000 and $8,610,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $1,241,000 and $2,256,000, respectively.

Note G - Sale of Investment Property

On August 31, 2000, Riverwalk Apartments, located in Houston, Texas, was sold to an unaffiliated party for $4,350,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $4,193,000. The Partnership used a portion of the proceeds to pay off the mortgage encumbering the property of $2,958,000. For financial statement purposes, the sale resulted in a gain of approximately $959,000 and an extraordinary loss on early extinguishment of debt of approximately $62,000 consisting of the write-off of unamortized loan costs, which was recognized during the year ended December 31, 2000.

Note H - Distributions

During the year ended December 31, 2000, the Partnership paid cash distributions of approximately $1,738,000 (approximately $1,721,000 to the limited partners or $83.30 per limited partnership unit) of which approximately $410,000 (approximately $406,000 to the limited partners or $19.66 per limited partnership unit) represented cash from operations and approximately $289,000 (approximately $286,000 to the limited partners or $13.84 per limited partnership unit) represented proceeds from the refinancing of Riverwalk Apartments in December 1999 and approximately $1,039,000 (approximately
$1,029,000 to the limited partners or $49.80 per limited partnership unit) represented proceeds from the sale of Riverwalk Apartments. Subsequent to December 31, 2000, the Partnership declared a distribution from operations of approximately $298,000 (approximately $295,000 to the limited partners or $14.28 per limited partnership unit). No cash distributions were made to the partners during the year ended December 31, 1999.

Note I - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase income by approximately $28,000 ($1.36 per limited partnership unit). The cumulative effect adjustment of approximately $46,000 was the result of applying the aforementioned change in accounting principle retroactively and is included in income for 1999. The accounting  principle  change  will  not  have an  effect  on cash  flow,  funds
available  for   distribution  or  fees  payable  to  the  General  Partner  and affiliates.


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

The names of the directors and executive officers of UIRE, their ages and the nature of all positions with UIRE presently held are as follows:

Name                    Age    Position

Patrick J. Foye         43     Executive Vice President and Director

Martha L. Long          41     Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed KPMG LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $37,000 and non-audit services (principally tax-related) of approximately $14,000.

Item 10.    Executive Compensation

Neither the director nor any of the officers of the General Partner received remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

          Entity                         Number of Units   Percentage

          AIMCO Properties LP
            (an affiliate of AIMCO)           2,535          12.27%

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner during each of the years ended December 31, 2000 and 1999:

                                                     2000         1999
                                                       (in thousands)

 Property management fees                            $ 74         $ 87
 Reimbursement for services of affiliates              33           27

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $74,000 and $87,000 for management fees for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $33,000 and $27,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 2,535 limited partnership units in the Partnership representing 12.27% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $140.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 198 units resulting in its total ownership being increased to 2,733 units or 13.23% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K filed during the fourth quarter of 2000:

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

   10.9 Promissory Note with respect to the General Partner loan on Stone Ridge Apartments; incorporated by reference to Exhibit 10.10 to Partnership's Quarterly Report on Form 10-Q previously filed on August 12, 1992.

   10.10 Permanent Loan Commitment with respect to Stone Ridge Apartments; incorporated by reference to Exhibit 10.11 to Partnership's Quarterly Report on Form 10-Q previously filed on August 12, 1992.

   10.11 Mortgage, Security Agreement and Fixture Filing with respect to the Permanent Loan on Stone Ridge Apartments; incorporated by reference to
          Exhibit 10.12 to Partnership's Quarterly Report on Form 10-Q previously filed on November 12, 1992.

   10.12 Mortgage Note with respect to the Permanent Loan on Stone Ridge Apartments.

   10.13 Stock Purchase Agreement dated December 4, 1992 showing the purchase of 100% of the outstanding stock of United Investors Real Estate, Inc. by MAE GP Corporation; incorporated by reference to Exhibit 10.14 to Partnership's Current Report on Form 8-K previously filed on December 31, 1992.

   10.14 Purchase and Sale Agreement, made as of the 19th of July, 1995, by and between Kauri Investments, Ltd., a Washington corporation, and Renaissance Village Associates, JV, a Kansas joint venture. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1995.)

   10.15 Amendment to Purchase and Sale Agreement, made as of the 10th day of August, 1995, by and between Kauri Investments, Ltd., a Washington corporation, and Renaissance Village Associates, JV, a Kansas joint venture. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1995.)

   10.16 Multifamily Note dated November 3, 1997, by and between Stone Ridge Apartments, L.L.C., a South Carolina limited liability company and Lehman Brothers Holdings, Inc., a Delaware corporation. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.)

   10.17 Multifamily Note dated December 17, 1999, by and between Riverwalk Associates, L.P., a Missouri limited partnership and GMAC Commercial Mortgage Corporation, a California corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.)

   10.18 Purchase and Sale Contract related to Riverwalk Apartments between Registrant and JMA Properties Inc., a Texas corporation, dated May 17, 2000. (Incorporated by reference to the Current Report on Form 8-K dated August 31, 2000.)

   10.19 Amendment to Purchase and Sale Contract related to Riverwalk Apartments between Registrant and JMA Properties Inc., a Texas corporation, dated June 8, 2000. (Incorporated by reference to the Current Report on Form 8-K dated August 31, 2000.)

   16 Letter dated October 1, 1998 from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant in this current report. (Incorporated by reference to the Registrant's Current Report on Form 8-K/A filed October 27, 1998.)

   99.1 Portions of Partnership's Prospectus dated June 18, 1990; incorporated by reference to Exhibit 99.1 to Partnership's Report on Form 10-K previously filed on March 6, 1991.