Form 10QSB
period 2001-03-31
UNITED INVESTORS GROWTH PROPERTIES II
filed 2001-05-14
CIK 862114

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

                   For the quarterly period ended March 31, 2001


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


ITEM 1.     FINANCIAL STATEMENTS

a)
                      UNITED INVESTORS GROWTH PROPERTIES II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $   59
   Receivables and deposits                                                      30
   Restricted escrows                                                             9
   Other assets                                                                  64
   Investment property:
       Land                                                   $ 425
       Buildings and related personal property                 3,784
                                                               4,209
       Less accumulated depreciation                          (1,283)         2,926
                                                                            $ 3,088
Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                           $   2
   Tenant security deposit liabilities                                           20
   Accrued property taxes                                                        42
   Other liabilities                                                             57
   Mortgage notes payable                                                     3,185

Partners' Capital (Deficit)
   General partner                                              $ 5
   Limited partners (20,661 units
      issued and outstanding)                                   (223)          (218)
                                                                            $ 3,088


            See Accompanying Notes to Consolidated Financial Statements


b)

                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                                Three Months Ended
                                                                       March 31,
                                                                2001          2000
Revenues:
  Rental income                                                 $ 179        $ 426
  Other income                                                     18            26
       Total revenues                                             197           452

Expenses:
  Operating                                                        77           157
  General and administrative                                       21            25
  Depreciation                                                     41            95
  Interest                                                         60           102
  Property taxes                                                   15            22
       Total expenses                                             214           401

Net (loss) income                                               $ (17)        $ 51

Net (loss) income allocated to general partner (1%)             $ --          $ 1
Net (loss) income allocated to limited partners (99%)             (17)           50

                                                                $ (17)        $ 51

Net (loss) income per limited partnership unit                 $(0.82)       $ 2.42

Distributions per limited partnership unit                     $14.28        $19.17

            See Accompanying Notes to Consolidated Financial Statements


c)
                      UNITED INVESTORS GROWTH PROPERTIES II

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        20,661       $ --       $ 5,165      $ 5,165

Partners' capital at
   December 31, 2000                  20,661       $ 8         $ 89         $ 97

Partners' distributions                   --          (3)        (295)        (298)

Net loss for the three
   months ended March 31, 2001            --          --          (17)         (17)

Partners' capital (deficit)
   at March 31, 2001                  20,661       $ 5        $ (223)      $ (218)


            See Accompanying Notes to Consolidated Financial Statements


d)
                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                   Three Months Ended
                                                                       March 31,
                                                                    2001        2000
Cash flows from operating activities:
  Net (loss) income                                                $ (17)       $ 51
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
     Depreciation                                                      41          95
     Amortization of loan costs                                         3           6
     Change in accounts:
      Receivables and deposits                                          6         187
      Other assets                                                    (11)        (12)
      Accounts payable                                                 (7)        (98)
      Tenant security deposit liabilities                              (4)         (2)
      Accrued property taxes                                           14          18
      Other liabilities                                               (33)        (18)

        Net cash (used in) provided by operating activities            (8)        227

Cash flows from investing activities:
  Property improvements and replacements                               (1)        (31)
  Net (deposits to) receipts from restricted escrows                   (7)         22

        Net cash used in investing activities                          (8)         (9)

Cash flows from financing activities:
  Payments on mortgage notes payable                                   (9)        (20)
  Loan costs paid                                                      --         (16)
  Partners' distributions                                            (298)       (400)

        Net cash used in financing activities                        (307)       (436)

Net decrease in cash and cash equivalents                            (323)       (218)

Cash and cash equivalents at beginning of period                      382         648

Cash and cash equivalents at end of period                          $ 59        $ 430

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 57        $ 96

            See Accompanying Notes to Consolidated Financial Statements


e)
                      UNITED INVESTORS GROWTH PROPERTIES II

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, which is wholly owned by Apartment Investment and Management Company ("AIMCO"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

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

The following payments were made to affiliates of the General Partner during each of the three month periods ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 11      $ 23
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                              7         6

During the three months ended March 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $11,000 and $23,000, for management fees for the three month periods ended March 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $7,000 and $6,000 for the three month periods ended March 31, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 2,733 limited partnership units in the Partnership representing 13.23% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note C - Distributions

During the three months ended March 31, 2001, the Partnership declared and paid a cash distribution from operations of approximately $298,000 (approximately $295,000 to the limited partners or $14.28 per limited partnership unit). During the three months ended March 31, 2000, the Partnership paid cash distributions of approximately $400,000 (approximately $396,000 to the limited partners or $19.17 per limited partnership unit) of which approximately $111,000 (approximately $110,000 to the limited partners or $5.33 per limited partnership unit) represented cash from operations and approximately $289,000 (approximately $286,000 to the limited partners or $13.84 per limited partnership unit) represented proceeds from the refinancing of Riverwalk Apartments in December 1999.

Note D - Sale of Investment Property

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the three month periods ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Stone Ridge Apartments                        81%        96%
         Overland Park, Kansas

The General Partner attributes the decrease in occupancy at Stone Ridge Apartments to other properties in the area offering concessions and increased corporate move outs.

Results of Operations

The Registrant's net loss for the three months ended March 31, 2001 was approximately $17,000 as compared to net income of approximately $51,000 for the three months ended March 31, 2000. The decrease in net income is primarily attributable to a decrease in total revenues partially offset by a decrease in total expenses resulting from the sale of Riverwalk Apartments.

Excluding the operations of Riverwalk Apartments, the Partnership had a net loss of approximately $17,000 for the three months ended March 31, 2001 and net income of approximately $20,000 for the three months ended March 31, 2000. Income decreased due to a decrease in total revenues. Total revenues decreased due to a decrease in rental income which was partially offset by an increase in other income. Rental income decreased as a result of a decrease in occupancy at Stone Ridge Apartments which more than offset an average rental rate increase. Other income increased primarily due to an increase in interest income due to increased cash balances in interest-bearing accounts and increased utilities reimbursements at Stone Ridge Apartments.

All expenses remained stable over the comparable periods. Included in general and administrative expenses at both March 31, 2001 and 2000, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

On August 31, 2000, Riverwalk Apartments, located in Houston, Texas, was sold to an unaffiliated party for $4,350,000. After payment of closing expenses, the net sales proceeds received by the Partnership was approximately $4,193,000. The Partnership used a portion of the proceeds to pay off the mortgage encumbering the property of $2,958,000. The remaining proceeds were distributed to the partners in September 2000. For financial statement purposes, the sale resulted in a gain of approximately $959,000 and an extraordinary loss on early extinguishment of debt of approximately $62,000 consisting of the write-off of unamortized loan costs, which was recognized during the year ended December 31, 2000.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At March 31, 2001, the Registrant had cash and cash equivalents of approximately $59,000 as compared to approximately $430,000 at March 31, 2000. The decrease in cash and cash equivalents of approximately $323,000 since December 31, 2000, is due to approximately $307,000 of cash used in financing activities and, to a lesser extent, approximately $8,000 of cash used in investing activities and approximately $8,000 of cash used in operating activities. Cash used in financing activities consisted of distributions to partners and, to a lesser extent, payments of principal made on the mortgage encumbering the Registrant's property. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for the Registrant's property are detailed below.

Stone Ridge Apartments

Stone Ridge Apartments spent approximately $1,000 on capital improvements for the three months ended March 31, 2001. These improvements consisted primarily of carpet replacements. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $29,000, consisting primarily of air conditioning unit replacements, parking lot resurfacing, and carpet replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness for Stone Ridge of approximately $3,185,000 matures on December 1, 2004. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

During the three months ended March 31, 2001, the Partnership declared and paid a cash distribution from operations of approximately $298,000 (approximately $295,000 to the limited partners or $14.28 per limited partnership unit). During the three months ended March 31, 2000, the Partnership paid cash distributions of approximately $400,000 (approximately $396,000 to the limited partners or $19.17 per limited partnership unit) of which approximately $111,000 (approximately $110,000 to the limited partners or $5.33 per limited partnership unit) represented cash from operations and approximately $289,000 (approximately $286,000 to the limited partners or $13.84 per limited partnership unit) represented proceeds from the refinancing of Riverwalk Apartments in December 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 2,733 limited partnership units in the Partnership representing 13.23% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               None.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
               2001:

               None.

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