Form 10QSB
period 2001-06-30
UNITED INVESTORS GROWTH PROPERTIES II
filed 2001-08-03
CIK 862114

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

                    For the quarterly period ended June 30, 2001


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


ITEM 1.     FINANCIAL STATEMENTS

a)

                      UNITED INVESTORS GROWTH PROPERTIES II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                 $  141
   Receivables and deposits                                                      22
   Restricted escrows                                                             8
   Other assets                                                                  56
   Investment property:
       Land                                                   $ 425
       Buildings and related personal property                 3,793
                                                               4,218
       Less accumulated depreciation                          (1,324)         2,894
                                                                            $ 3,121
Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                          $ 21
   Tenant security deposit liabilities                                           16
   Accrued property taxes                                                        29
   Other liabilities                                                             65
   Mortgage notes payable                                                     3,175

Partners' Capital (Deficit)
   General partner                                              $ 5
   Limited partners (20,661 units
      issued and outstanding)                                   (190)          (185)
                                                                            $ 3,121


            See Accompanying Notes to Consolidated Financial Statements


b)

                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                 Three Months Ended      Six Months Ended
                                                      June 30,               June 30,
                                                  2001       2000        2001        2000

Revenues:
  Rental income                                  $ 206       $ 415       $ 385       $ 841
  Other income                                       58          23          76          49
         Total revenues                             264         438         461         890

Expenses:
  Operating                                          96         164         173         321
  General and administrative                         21          33          42          58
  Depreciation                                       41          97          82         192
  Interest                                           59         119         119         221
  Property taxes                                     14          39          29          61
         Total expenses                             231         452         445         853

Net income (loss)                                 $ 33       $ (14)      $ 16        $ 37

Net income (loss) allocated to general
  partner (1%)                                    $ --       $ --        $ --        $ --
Net income (loss) allocated to limited
  partners (99%)                                     33         (14)         16          37

                                                  $ 33       $ (14)      $ 16        $ 37

Net income (loss) per limited partnership
  unit                                           $ 1.60     $ (0.68)    $ 0.77      $ 1.79

Distributions per limited partnership unit        $ --       $ --       $ 14.28     $ 19.17

            See Accompanying Notes to Consolidated Financial Statements


c)

                      UNITED INVESTORS GROWTH PROPERTIES II

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        20,661       $ --       $ 5,165      $ 5,165

Partners' capital at
   December 31, 2000                  20,661       $ 8         $ 89         $ 97

Partners' distributions                   --          (3)        (295)        (298)

Net income for the six months
   ended June 30, 2001                    --          --           16           16

Partners' capital (deficit)
   at June 30, 2001                   20,661       $ 5        $ (190)      $ (185)


            See Accompanying Notes to Consolidated Financial Statements

d)

                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                      $ 16        $ 37
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                      82          192
   Amortization of loan costs                                         6            8
   Change in accounts:
      Receivables and deposits                                       14          186
      Other assets                                                   (6)         (10)
      Accounts payable                                               12          (89)
      Tenant security deposit liabilities                            (8)          (1)
      Accrued property taxes                                          1           29
      Other liabilities                                             (25)         (10)

       Net cash provided by operating activities                     92          342

Cash flows from investing activities:
  Property improvements and replacements                            (10)         (56)
  Net (deposits to) receipts from restricted escrows                 (6)          16

       Net cash used in investing activities                        (16)         (40)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (19)         (45)
  Loan costs paid                                                    --          (18)
  Partners' distributions                                          (298)        (400)

       Net cash used in financing activities                       (317)        (463)

Net decrease in cash and cash equivalents                          (241)        (161)

Cash and cash equivalents at beginning of period                    382          648

Cash and cash equivalents at end of period                       $ 141        $ 487

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 114        $ 213

            See Accompanying Notes to Consolidated Financial Statements

e)

                      UNITED INVESTORS GROWTH PROPERTIES II

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The consolidated financial statements include all of the accounts of the Partnership and its 100% owned limited liability company, Stone Ridge
Apartments, L.L.C. and its 99.99% owned partnership, Riverwalk Apartments Limited Partnership ("Riverwalk"). The Partnership is the sole general partner of Riverwalk and an unaffiliated individual is the sole limited partner. The Partnership is able to control the major operating and financial policies of Riverwalk. As a result, the Partnership consolidates its interest in these two entities, whereby all accounts are included in the consolidated financial statements of the Partnership with all inter-entity accounts being eliminated. The minority interest of the limited partner of Riverwalk is not material to the Partnership.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

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

The following payments were made to affiliates of the General Partner during each of the six month periods ended June 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 21      $ 45
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             14        18

During the six months ended June 30, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $21,000 and $45,000, for management fees for the six month periods ended June 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $14,000 and $18,000 for the six month periods ended June 30, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 2,735 limited partnership units in the Partnership representing 13.24% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note C - Distributions

During the six months ended June 30, 2001, the Partnership declared and paid a cash distribution from operations of approximately $298,000 (approximately $295,000 to the limited partners or $14.28 per limited partnership unit). During the six months ended June 30, 2000, the Partnership paid cash distributions of approximately $400,000 (approximately $396,000 to the limited partners or $19.17 per limited partnership unit) of which approximately $111,000 (approximately $110,000 to the limited partners or $5.33 per limited partnership unit) represented cash from operations and approximately $289,000 (approximately $286,000 to the limited partners or $13.84 per limited partnership unit) represented proceeds from the refinancing of Riverwalk Apartments in December 1999.

Note D - Sale of Investment Property

On August 31, 2000, Riverwalk Apartments, located in Houston, Texas, was sold to an unaffiliated party for $4,350,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $4,193,000. The Partnership used a portion of the proceeds to pay off the mortgage encumbering the property of $2,958,000. The sale resulted in a gain of approximately
$959,000 and an extraordinary loss on early extinguishment of debt of approximately $62,000 consisting of the write-off of unamortized loan costs.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the six month periods ended June 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Stone Ridge Apartments                        87%        96%
         Overland Park, Kansas

The General Partner attributes the decrease in occupancy at Stone Ridge Apartments to other properties in the area offering concessions and increased corporate move outs.

Results of Operations

The Registrant's net income for the six months ended June 30, 2001 was approximately $16,000 as compared to net income of approximately $37,000 for the six months ended June 30, 2000. The Registrant's net income for the three months ended June 30, 2001 was approximately $33,000 as compared to a net loss of approximately $14,000 for the three months ended June 30, 2000. The decrease in net income for the six month period ended June 30, 2001 is primarily due to a decrease in total revenues partially offset by a decrease in total expenses resulting from the sale of Riverwalk Apartments as discussed below. The increase in net income for the three month period ended June 30, 2001 is primarily due to a decrease in total expenses partially offset by a decrease in total revenues resulting from the sale of Riverwalk Apartments as discussed below.

Excluding the operations of Riverwalk Apartments, the Partnership had net income of approximately $16,000 for the six months ended June 30, 2001 and net income of approximately $23,000 for the six months ended June 30, 2000. Excluding the operations of Riverwalk Apartments, the Partnership had net income of approximately $33,000 for the three months ended June 30, 2001 and net income of approximately $3,000 for the three months ended June 30, 2000. Income decreased for the six months ended June 30, 2001 due to a slight decrease in total revenues and an increase in total expenses. Income increased for the three months ended June 30, 2001 due to an increase in total revenues which was partially offset by an increase in total expenses. Total revenues decreased slightly for the six months ended June 30, 2001 due to a decrease in rental income which was partially offset by an increase in other income. Total revenues increased for the three months ended June 30, 2001 due to an increase in other income which was partially offset by a decrease in rental income. Rental income decreased as a result of a decrease in occupancy and an increase in bad debt expense at Stone Ridge Apartments which more than offset an average rental rate increase. Other income increased primarily due to the settlement of a lawsuit at Stone Ridge Apartments regarding defective siding at the property and increased tenant charges at Stone Ridge Apartments.

Total expenses increased for the three and six month periods ended June 30, 2001 primarily due to increased operating expenses which were partially offset by decreased general and administrative expenses. Operating expenses increased for the three and six month periods ended June 30, 2001 due to increased salary expenses and appliance rentals at Stone Ridge Apartments. General and administrative expenses decreased for the three and six month periods ended June 30, 2001 due to a decrease in professional fees associated with the administration of the Partnership and a decrease in the cost of services included in the management reimbursements to the General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses at both June 30, 2001 and 2000, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

On August 31, 2000, Riverwalk Apartments, located in Houston, Texas, was sold to an unaffiliated party for $4,350,000. After payment of closing expenses, the net sales proceeds received by the Partnership was approximately $4,193,000. The Partnership used a portion of the proceeds to pay off the mortgage encumbering the property of $2,958,000. The remaining proceeds were distributed to the partners in September 2000. The sale resulted in a gain of approximately $959,000 and an extraordinary loss on early extinguishment of debt of approximately $62,000 consisting of the write-off of unamortized loan costs.

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

Liquidity and Capital Resources

At June 30, 2001, the Registrant had cash and cash equivalents of approximately $141,000 as compared to approximately $487,000 at June 30, 2000. The decrease in cash and cash equivalents of approximately $241,000 since December 31, 2000, is due to approximately $317,000 of cash used in financing activities and, to a lesser extent, approximately $16,000 of cash used in investing activities, which was partially offset by approximately $92,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and, to a lesser extent, payments of principal made on the mortgage encumbering the Registrant's property. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

Stone Ridge Apartments

Stone Ridge Apartments spent approximately $10,000 on capital improvements for the six months ended June 30, 2001. These improvements consisted primarily of carpet replacements. These improvements were funded from the Partnership's reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $29,000, consisting primarily of air conditioning unit replacements, parking lot resurfacing, and carpet replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness for Stone Ridge of approximately $3,175,000 matures on December 1, 2004 and requires a balloon payment. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

During the six months ended June 30, 2001, the Partnership declared and paid a cash distribution from operations of approximately $298,000 (approximately $295,000 to the limited partners or $14.28 per limited partnership unit). During the six months ended June 30, 2000, the Partnership paid cash distributions of approximately $400,000 (approximately $396,000 to the limited partners or $19.17 per limited partnership unit) of which approximately $111,000 (approximately $110,000 to the limited partners or $5.33 per limited partnership unit) represented cash from operations and approximately $289,000 (approximately $286,000 to the limited partners or $13.84 per limited partnership unit) represented proceeds from the refinancing of Riverwalk Apartments in December 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 2,735 limited partnership units in the Partnership representing 13.24% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               None.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

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