Form 10QSB
period 2001-09-30
UNITED INVESTORS GROWTH PROPERTIES II
filed 2001-10-29
CIK 862114

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

              For the quarterly period ended September 30, 2001


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

a)

                      UNITED INVESTORS GROWTH PROPERTIES II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                               September 30, 2001



Assets
   Cash and cash equivalents                                                   $ 91
   Receivables and deposits                                                       7
   Restricted escrows                                                            13
   Other assets                                                                  48
   Investment property:
       Land                                                   $ 425
       Buildings and related personal property                 3,797
                                                               4,222
       Less accumulated depreciation                          (1,364)         2,858
                                                                            $ 3,017
Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                          $ 10
   Tenant security deposit liabilities                                           16
   Accrued property taxes                                                        43
   Other liabilities                                                             73
   Mortgage notes payable                                                     3,164

Partners' Capital (Deficit)
   General partner                                              $ 4
   Limited partners (20,661 units
      issued and outstanding)                                   (293)          (289)
                                                                            $ 3,017


         See Accompanying Notes to Consolidated Financial Statements


b)

                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)


                                                   Three Months Ended      Nine Months Ended
                                                      September 30,          September 30,
                                                    2001        2000        2001       2000

Revenues:
  Rental income                                   $ 215       $ 355      $ 600      $ 1,196
  Other income                                        7          24         83          73
  Gain on sale of investment property                 --         907         --         907
         Total revenues                              222       1,286        683       2,176

Expenses:
  Operating                                           83         200        256         521
  General and administrative                          19          32         61          90
  Depreciation                                        40          77        122         269
  Interest                                            60         120        179         341
  Property taxes                                      14          33         43          94
         Total expenses                              216         462        661       1,315

Income before extraordinary loss on early
  extinguishment of debt                               6         824         22         861
Extraordinary loss on early extinguishment
  of debt                                             --         (76)        --         (76)
Net income                                         $ 6        $ 748       $ 22       $ 785

Net income allocated to general partner (1%       $ --         $ 7        $ --        $ 8
Net income allocated to limited partners (99%)         6         741         22         777
                                                   $ 6        $ 748       $ 22       $ 785
Per limited partnership unit:
  Income before extraordinary loss on early
   extinguishment of debt                        $ 0.29      $ 39.50     $ 1.06     $ 41.25
  Extraordinary loss on early extinguishment
   of debt                                            --       (3.64)        --       (3.64)
Net income                                       $ 0.29      $ 35.86     $ 1.06     $ 37.61

Distributions per limited partnership unit       $ 5.27      $ 64.13    $ 19.55     $ 83.30

         See Accompanying Notes to Consolidated Financial Statements


c)

                      UNITED INVESTORS GROWTH PROPERTIES II

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                       (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        20,661       $ --       $ 5,165      $ 5,165

Partners' capital at
   December 31, 2000                  20,661       $ 8         $ 89         $ 97

Partners' distributions                   --          (4)        (404)        (408)

Net income for the nine months
   ended September 30, 2001               --          --           22           22

Partners' capital (deficit)
   at September 30, 2001              20,661       $ 4        $ (293)      $ (289)

         See Accompanying Notes to Consolidated Financial Statements


d)
                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                      $ 22        $ 785
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     122          269
   Amortization of loan costs                                         9           12
   Extraordinary loss on early extinguishment of debt                --           76
   Gain on sale of investment property                               --         (907)
   Change in accounts:
      Receivables and deposits                                       29          187
      Other assets                                                   (1)           8
      Accounts payable                                                1          (82)
      Tenant security deposit liabilities                            (8)         (24)
      Accrued property taxes                                         15            9
      Other liabilities                                             (17)          (3)

       Net cash provided by operating activities                    172          330

Cash flows from investing activities:
  Property improvements and replacements                            (14)         (97)
  Net (deposits to) receipts from restricted escrows                (11)          23
  Net proceeds from sale of investment property                      --        4,231

       Net cash (used in) provided by investing activities          (25)       4,157

Cash flows from financing activities:
  Payments on mortgage note payable                                 (30)         (70)
  Repayment of mortgage note payable                                 --       (2,958)
  Loan costs paid                                                    --          (31)
  Partners' distributions                                          (408)      (1,738)

       Net cash used in financing activities                       (438)      (4,797)

Net decrease in cash and cash equivalents                          (291)        (310)

Cash and cash equivalents at beginning of period                    382          648

Cash and cash equivalents at end of period                        $ 91        $ 338

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 170        $ 330

         See Accompanying Notes to Consolidated Financial Statements


e)

                      UNITED INVESTORS GROWTH PROPERTIES II

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner") all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The following payments were made to affiliates of the General Partner during each of the nine month periods ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 32      $ 64
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             21        26

During the nine months ended September 30, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $32,000 and $64,000, for management fees for the nine month periods ended September 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $21,000 and $26,000 for the nine month periods ended September 30, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 2,675 limited partnership units in the Partnership representing 12.95% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Distributions

During the nine months ended September 30, 2001, the Partnership declared and paid cash distributions from operations of approximately $408,000 (approximately $404,000 to the limited partners or $19.55 per limited partnership unit). During the nine months ended September 30, 2000, the Partnership paid cash distributions of approximately $1,738,000 (approximately $1,721,000 to the limited partners or $83.30 per limited partnership unit) of which approximately $410,000 (approximately $406,000 to the limited partners or $19.66 per limited partnership unit) represented cash from operations and approximately $289,000 (approximately $286,000 to the limited partners or $13.84 per limited partnership unit) represented proceeds from the refinancing of Riverwalk Apartments in December 1999 and approximately $1,039,000 (approximately
$1,029,000 to the limited partners or $49.80 per limited partnership unit) represented proceeds from the sale of Riverwalk Apartments.

Note D - Sale of Investment Property

On August 31, 2000, Riverwalk Apartments, located in Houston, Texas, was sold to an unaffiliated party for $4,350,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $4,231,000 at September 30, 2000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,958,000. The sale resulted in a gain of approximately $907,000 at September 30, 2000 and an extraordinary loss on early extinguishment of debt of approximately $76,000 at September 30, 2000 consisting of the write-off of unamortized loan costs.

Note E - Mortgage Refinancing

On December 29, 1999, the Partnership refinanced the mortgage encumbering Riverwalk Apartments. The refinancing replaced indebtedness of approximately $2,551,000 with a new mortgage in the amount of $3,000,000. The new loan required monthly principal and interest payments and was being amortized over 20 years. Total capitalized loan costs were approximately $47,000 during the year ended December 31, 1999. The Partnership spent approximately $31,000 on additional loan costs during the nine months ended September 30, 2000. This note was repaid with a portion of the sales proceeds in August 2000.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the nine month periods ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Stone Ridge Apartments                        88%        96%
         Overland Park, Kansas

The General Partner attributes the decrease in occupancy to other properties in the area offering concessions and increased corporate move outs.

Results of Operations

The Registrant's net income for the nine months ended September 30, 2001 was approximately $22,000 as compared to approximately $785,000 for the nine months ended September 30, 2000. The Registrant's net income for the three months ended September 30, 2001 was approximately $6,000 as compared to approximately $748,000 for the three months ended September 30, 2000. The decrease in net income for the three and nine month periods ended September 30, 2001 is primarily due to a decrease in total revenues partially offset by a decrease in total expenses resulting from the sale of Riverwalk Apartments as discussed below and the extraordinary loss on the early extinguishment of debt of Riverwalk Apartments recognized during the nine months ended September 30, 2000.

Excluding the operations and sale of Riverwalk Apartments, the Partnership had net income of approximately $22,000 for the nine months ended September 30, 2001 and net income of approximately $29,000 for the nine months ended September 30, 2000. Excluding the operations and sale of Riverwalk Apartments, the Partnership had net income of approximately $6,000 for both of the three month periods ended September 30, 2001 and 2000. Income decreased for the nine months ended
September 30, 2001 due to a decrease in total revenues which was partially offset by a decrease in total expenses. Income remained comparable for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 due to a decrease in total revenues offset by a decrease in total expenses. Total revenues decreased for the nine months ended September 30, 2001 due to a decrease in rental income which was partially offset by an increase in other income. Total revenues decreased for the three months ended September 30, 2001 due to a decrease in rental income and other income. Rental income decreased as a result of a decrease in occupancy and an increase in bad debt expense at Stone Ridge Apartments which more than offset an average rental rate increase. Other income increased for the nine months ended September 30, 2001 primarily due to the settlement of a lawsuit at Stone Ridge Apartments regarding defective siding at the property and increased utilities reimbursements at Stone Ridge Apartments. Other income decreased for the three month period ended September 30, 2001 primarily due to a decrease in interest income due to decreased cash balances in interest-bearing accounts.

Total expenses decreased for the three and nine month periods ended September 30, 2001 primarily due to decreased general and administrative expenses which were partially offset by increased operating expenses. General and administrative expenses decreased for the three and nine month periods ended September 30, 2001 due to a decrease in professional fees associated with the administration of the Partnership and a decrease in the cost of services included in the management reimbursements to the General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses at both September 30, 2001 and 2000, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Operating expenses increased for the three and nine month periods ended September 30, 2001 due to increased salary expenses and appliance rentals at Stone Ridge Apartments.

On August 31, 2000, Riverwalk Apartments, located in Houston, Texas, was sold to an unaffiliated party for $4,350,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $4,231,000 at September 30, 2000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,958,000. The sale resulted in a gain of approximately $907,000 at September 30, 2000 and an extraordinary loss on early extinguishment of debt of approximately $76,000 at September 30, 2000 consisting of the write-off of unamortized loan costs.

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

Liquidity and Capital Resources

At September 30, 2001, the Registrant had cash and cash equivalents of approximately $91,000 as compared to approximately $338,000 at September 30, 2000. The decrease in cash and cash equivalents of approximately $291,000 since December 31, 2000, is due to approximately $438,000 of cash used in financing activities and, to a lesser extent, approximately $25,000 of cash used in investing activities, which was partially offset by approximately $172,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and, to a lesser extent, payments of principal made on the mortgage encumbering the Registrant's property. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

Stone Ridge Apartments

Stone Ridge Apartments spent approximately $14,000 on capital improvements for the nine months ended September 30, 2001. These improvements consisted primarily of carpet replacements. These improvements were funded from the Partnership's reserves and operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2001. The amount budgeted is approximately $44,000, consisting primarily of air conditioning unit replacements, parking lot resurfacing, and carpet replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness for Stone Ridge of approximately $3,164,000 matures on December 1, 2004 and requires a balloon payment of $3,018,000. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing its property through foreclosure.

During the nine months ended September 30, 2001, the Partnership declared and paid cash distributions from operations of approximately $408,000 (approximately $404,000 to the limited partners or $19.55 per limited partnership unit). During the nine months ended September 30, 2000, the Partnership paid cash distributions of approximately $1,738,000 (approximately $1,721,000 to the limited partners or $83.30 per limited partnership unit) of which approximately $410,000 (approximately $406,000 to the limited partners or $19.66 per limited partnership unit) represented cash from operations and approximately $289,000 (approximately $286,000 to the limited partners or $13.84 per limited partnership unit) represented proceeds from the refinancing of Riverwalk Apartments in December 1999 and approximately $1,039,000 (approximately
$1,029,000 to the limited partners or $49.80 per limited partnership unit) represented proceeds from the sale of Riverwalk Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. The Registrant's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 2,675 limited partnership units in the Partnership representing 12.95% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

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