Form 10KSB
period 2001-12-31
UNITED INVESTORS GROWTH PROPERTIES II
filed 2002-03-29
CIK 862114

FORM 10-KSB--Annual or Transitional Report
                            Under Section 13 or 15(d)
                                   FORM 10-KSB

 [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

 [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                        For the transition period from to

                         Commission file number 0-19242

                       UNITED INVESTORS GROWTH PROPERTIES II
                   (Name of small business issuer in its charter)


    Missouri                                                     43-1542902
(State or other jurisdiction                                  (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

State issuer's revenues for its most recent fiscal year:  $908,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

United Investors Growth Properties II (the "Registrant" or "Partnership"), a Missouri Limited Partnership, was organized as a limited partnership under the laws of the State of Missouri on March 23, 1990. The Partnership is governed by an Agreement of Limited Partnership dated February 22, 1991. United Investors Real Estate, Inc. ("UIRE"), a Delaware corporation, is the sole general partner (the "General Partner") of the Partnership. UIRE was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the General Partner is now a wholly owned subsidiary of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding existing real estate properties for investment. The Registrant owns a 100% interest in a limited liability corporation which owns an apartment complex (See "Item 2. Description of Properties").

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

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the apartments at the Registrant's property and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States, and competition for the apartments is local.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The  Partnership  monitors its property for evidence of  pollutants,  toxins and other dangerous substances, including the presence of asbestos. In certain cases, environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

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


                             Gross
                            Carrying   Accumulated   Depreciable              Federal
Property                     Value     Depreciation      Life      Method    Tax Basis
                                (in thousands)                             (in thousands)

Stone Ridge Apartments       $4,227       $1,404        5-27.5      S/L        $2,823

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Registrant's property.


                              Principal                                       Principal
                             Balance At      Stated                            Balance
                            December 31,    Interest   Period    Maturity       Due At
Property                        2001          Rate    Amortized    Date      Maturity (1)
                           (in thousands)                                   (in thousands)

Stone Ridge Apartments         $3,154        7.13%     30 yrs    12/01/04       $3,018

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay this loan and other specific details about the loan.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2001 and 2000 for the property:

                                   Average Annual            Average Annual
                                    Rental Rate                Occupancy
                                     (per unit)
Property                         2001         2000         2001         2000

Stone Ridge Apartments          $8,959       $8,775         90%          95%

The Managing General Partner attributes the decrease in occupancy at Stone Ridge Apartments to other properties in the area offering concessions and tenants buying homes due to low home mortgage interest rates.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and effective rate in 2001 for the property were:

                                     2001            2001
                                     Taxes           Rate
                                (in thousands)

Stone Ridge Apartments                $59            1.06%

Capital Improvements

Stone Ridge Apartments

Stone Ridge Apartments spent approximately $19,000 on capital improvements for the year ended December 31, 2001. These improvements consisted primarily of air conditioning and carpet replacements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $31,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, offered and sold 20,661 limited partnership units aggregating approximately $5,165,000. The Partnership currently has 475 holders of record owning an aggregate of 20,661 units. Affiliates of the General Partner owned 2,692 limited partnership units representing 13.03% of the outstanding units as of December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001 (see "Item 6" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/00 - 12/31/00              $ 1,738 (1)           $83.30
       01/01/01 - 12/31/01                  452 (2)            21.63

(1) Consists of approximately $410,000 of cash from operations, approximately $289,000 of cash from the refinancing of Riverwalk Apartments and approximately $1,039,000 of cash from the sale of Riverwalk Apartments.

(2)   Consists of cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or the sale of the property. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 2,692 limited partnership units in the Partnership representing 13.03% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Results of Operations

The Registrant's net income for the year ended December 31, 2001 was approximately $18,000 as compared to net income of approximately $858,000 for the year ended December 31, 2000. The decrease in net income for the year ended December 31, 2001 is primarily attributable to the impact of the refinancing and subsequent sale of Riverwalk Apartments during the year ended December 31, 2000.

Excluding the operations, gain on sale, and extraordinary losses on early extinguishment of debt of Riverwalk Apartments, the Partnership had income of approximately $20,000 for both the years ended December 31, 2001 and 2000. Net income remained unchanged because the decrease in total revenues was offset by a decrease in total expenses. Total revenues decreased due to a decrease in rental income which was largely offset by an increase in other income. Rental income decreased due to a decrease in occupancy and an increase in bad debt expense at Stone Ridge Apartments which was partially offset by an increase in the average rental rate. Other income increased primarily due to the settlement of a lawsuit at Stone Ridge Apartments regarding defective siding at the property.

Total expenses decreased primarily due to decreased general and administrative expenses which were partially offset by increased operating expenses. General and administrative expenses decreased due to decreases in legal, professional and audit expenses. Included in general and administrative expenses at both December 31, 2001 and 2000, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Operating expenses increased due to increases in appliance rental and payroll expenses which were partially offset by decreases in utility and contract decorating expenses.

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

Liquidity and Capital Resources

At December 31, 2001, the Registrant had cash and cash equivalents of approximately $62,000 as compared to approximately $382,000 at December 31, 2000. The decrease in cash and cash equivalents of approximately $320,000 since December 31, 2000, is due to approximately $492,000 of cash used in financing activities and approximately $29,000 of cash used in investing activities which was partially offset by approximately $201,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and payments of principal made on the mortgage encumbering the Registrant's property. Cash used in investing activities consisted of property improvements and replacements and deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness for Stone Ridge of approximately $3,154,000 matures on December 1, 2004 at which time a balloon payment of approximately $3,018,000 is due. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

During the year ended December 31, 2001, the Partnership paid cash distributions from operations of approximately $452,000 (approximately $447,000 to the limited partners or $21.63 per limited partnership unit). During the year ended December 31, 2000, the Partnership paid cash distributions of approximately $1,738,000 (approximately $1,721,000 to the limited partners or $83.30 per limited partnership unit) of which approximately $410,000 (approximately $406,000 to the limited partners or $19.66 per limited partnership unit) represented cash from operations and approximately $289,000 (approximately $286,000 to the limited partners or $13.84 per limited partnership unit) represented proceeds from the refinancing of Riverwalk Apartments in December 1999 and approximately $1,039,000 (approximately $1,029,000 to the limited partners or $49.80 per limited partnership unit) represented proceeds from the sale of Riverwalk Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing and/or the sale of the property. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 2,692 limited partnership units in the Partnership representing 13.03% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements


UNITED INVESTORS GROWTH PROPERTIES II

LIST OF FINANCIAL STATEMENTS

         Independent Auditors' Report

         Consolidated Balance Sheet - December 31, 2001

         Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

         Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

         Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

         Notes to Consolidated Financial Statements

                          Independent Auditors' Report



The Partners
United Investors Growth Properties II

We have audited the accompanying consolidated balance sheet of United Investors Growth Properties II (the "Partnership") as of December 31, 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                                     /S/KPMG LLP


Greenville, South Carolina
March 6, 2002

                      UNITED INVESTORS GROWTH PROPERTIES II

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2001
                        (in thousands, except per unit data)




Assets
    Cash and cash equivalents                                                $  62
    Receivables and deposits                                                     7
    Restricted escrows                                                          12
    Other assets                                                                41
    Investment property (Notes B and E):
      Land                                                 $ 425
      Buildings and related personal property               3,802
                                                            4,227
      Less accumulated depreciation                        (1,404)           2,823
                                                                           $ 2,945
Liabilities and Partners' Capital (Deficit)
Liabilities
    Accounts payable                                                         $ 23
    Tenant security deposit liabilities                                         16
    Accrued property taxes                                                      28
    Other liabilities                                                           61
    Mortgage note payable (Note B)                                           3,154

Partners' Capital (Deficit)
    General partner                                         $ 3
    Limited partners (20,661 units issued
      and outstanding)                                       (340)            (337)
                                                                           $ 2,945

            See Accompanying Notes to Consolidated Financial Statements

                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                                               Years Ended December 31,
                                                                  2001         2000
Revenues:
  Rental income                                                   $ 810       $ 1,404
  Other income                                                        98           85
  Gain on sale of investment property (Note F)                        --          959
         Total revenues                                              908        2,448

  Expenses:
  Operating                                                          354          590
  General and administrative                                          77          118
  Depreciation                                                       162          309
  Interest                                                           239          401
  Property taxes                                                      58          110
         Total expenses                                              890        1,528

Income before extraordinary item                                      18          920
Extraordinary loss on early extinguishment of debt
  (Note F)                                                            --          (62)

Net income (Note D)                                               $ 18         $ 858

Net income allocated to general partner                           $ --         $ 40
Net income allocated to limited partners                              18          818

                                                                  $ 18         $ 858
Per limited partnership unit:
  Income before extraordinary item                               $ 0.87       $ 42.56
  Extraordinary loss on early extinguishment of debt                  --        (2.97)

Net income                                                       $ 0.87       $ 39.59

Distributions per limited partnership unit                       $ 21.63      $ 83.30

            See Accompanying Notes to Consolidated Financial Statements

                      UNITED INVESTORS GROWTH PROPERTIES II

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)




                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions       20,661         $ --       $ 5,165      $ 5,165

Partners' (deficit) capital at
   December 31, 1999                 20,661        $ (15)       $ 992        $ 977

Partners' distributions                  --           (17)      (1,721)      (1,738)

Net income for the year ended
   December 31, 2000                     --            40          818          858

Partners' capital at
   December 31, 2000                 20,661             8           89           97

Partners' distributions                  --            (5)        (447)        (452)

Net income for the year ended
   December 31, 2001                     --            --           18           18

Partners' capital (deficit) at
   December 31, 2001                 20,661         $ 3         $ (340)      $ (337)

            See Accompanying Notes to Consolidated Financial Statements

                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                             Years Ended December 31,
                                                                2001          2000
Cash flows from operating activities:
   Net income                                                   $ 18         $ 858
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                 162          309
      Amortization of loan costs                                    12           15
      Extraordinary loss on early extinguishment
        of debt                                                     --           62
      Gain on sale of investment property                           --         (959)
      Change in accounts:
        Receivables and deposits                                    29          217
        Other assets                                                 3           12
        Accounts payable                                            14          (96)
        Tenant security deposit liabilities                         (8)         (22)
        Accrued property taxes                                      --           (4)
        Other liabilities                                          (29)          18
          Net cash provided by operating activities                201          410

Cash flows from investing activities:
    Property improvements and replacements                         (19)        (102)
    Net (deposits to) receipts from restricted escrows             (10)          27
    Net proceeds from sale of investment property                   --        4,193
          Net cash (used in) provided by investing
             activities                                            (29)       4,118

Cash flows from financing activities:
   Payments on mortgage notes payable                              (40)         (80)
   Repayment of mortgage note payable                               --       (2,958)
   Loan costs paid                                                  --          (18)
   Partners' distributions                                        (452)      (1,738)
          Net cash used in financing activities                   (492)      (4,794)

Net decrease in cash and cash equivalents                         (320)        (266)

Cash and cash equivalents at beginning of year                     382          648

Cash and cash equivalents at end of year                        $ 62         $ 382

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $ 245        $ 387

            See Accompanying Notes to Consolidated Financial Statements

                      UNITED INVESTORS GROWTH PROPERTIES II

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization: United Investors Growth Properties II (the "Partnership" or "Registrant"), a Missouri Limited Partnership, was organized in March 1990, with the initial group of limited partners being admitted on February 22, 1991. Additional partners were admitted each month thereafter through October 1992. The Partnership was formed to acquire and operate certain types of income-producing real estate. United Investors Real Estate, Inc. (the "General Partner"), is the general partner. The General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date. The Partnership commenced operations on March 23, 1990, and completed its acquisition of apartment properties on July 1, 1992. The Partnership operates one apartment property located in Kansas.

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

Cash and cash equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $56,000 at December 31, 2001 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant security deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the apartment and is current on its rental payments.

Investment property: The investment property consists of one apartment complex which is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were necessary for the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. The modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal additions over 5 years.

Restricted Escrow: A replacement reserve account was established at Stone Ridge Apartments when it was refinanced. The property makes monthly deposits to maintain a Replacement Reserve designated for repairs and replacements at the property. At December 31, 2001, this reserve totaled approximately $12,000.

Loan Costs: Loan costs are deferred and are amortized as interest expense over the term of the related loan. Unamortized loan costs of approximately $35,000 are included in other assets at December 31, 2001.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $29,000 and $42,000 for the years ended December 31, 2001 and 2000, respectively, were charged to operating expense as incurred.

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

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The [Managing/Corporate] General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Note Payable


                             Principal     Monthly                           Principal
                            Balance At     Payment     Stated                 Balance
                           December 31,   Including   Interest  Maturity       Due At
Property                       2001        Interest     Rate      Date        Maturity
                                (in thousands)                             (in thousands)

Stone Ridge Apartments        $3,154         $ 22      7.13%    12/01/04       $3,018

The mortgage note payable is nonrecourse and is secured by pledge of the Partnership's property and by pledge of revenue from operations of the rental property. The mortgage note payable includes prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments on the mortgage note payable subsequent to December 31, 2001, are as follows (in thousands):

           2002             $ 43
           2003                47
           2004             3,064
                          $ 3,154

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

The following payments were made to affiliates of the General Partner during each of the years ended December 31, 2001 and 2000:

                                                         2001       2000
                                                         (in thousands)
Property management fees (included in operating
  expenses)                                              $ 44       $ 74
Reimbursement for services of affiliates (included
  in general and administrative expenses)                  28         33

During the years ended December 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's property as compensation for providing property management services. The
Registrant paid to such affiliates approximately $44,000 and $74,000 for management fees for the years ended December 31, 2001 and 2000, respectively.

Affiliates  of  the  General  Partner  received   reimbursement  of  accountable
administrative expenses amounting to approximately $28,000 and $33,000 for the years ended December 31, 2001 and 2000, respectively.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $9,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 2,692 limited partnership units in the Partnership representing 13.03% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The  following is a  reconciliation  of reported net income and Federal  taxable
(loss) income (in thousands, except for per unit data):

                                                  2001        2000
Net income as reported                           $ 18        $ 858
Add (deduct):
  Deferred revenue and other liabilities           (27)         (2)
  Depreciation differences                          (1)         46
Federal taxable (loss) income                    $ (10)      $ 902
Federal taxable (loss) income per limited
  partnership unit                              $(0.48)     $43.22


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 2001 (in thousands):


Net liabilities as reported                                $ (337)
Differences in basis of assets and liabilities:
  Accumulated depreciation                                      1
  Deferred Revenue and other                                    9
  Syndication costs                                           681
  Net assets - tax basis                                   $ 354

Note E- Real Estate and Accumulated Depreciation


                                                    Initial Cost
                                                   To Partnership
                                                   (in thousands)

                                                            Buildings      Net Costs
                                                           and Related    Capitalized
                                                             Personal    Subsequent to
Description                    Encumbrances       Land       Property     Acquisition
                              (in thousands)                             (in thousands)

Stone Ridge Apartments            $3,154          $ 425       $3,265         $ 537


                 Gross Amount At Which
                        Carried
                  At December 31, 2001
                     (in thousands)

                        Buildings
                           And
                         Personal            Accumulated     Date of      Date    Depreciable
Description      Land    Property   Total   Depreciation   Construction Acquired  Life-Years
                                           (in thousands)
Stone Ridge     $ 425     $3,802   $4,227      $1,404         1987      07/01/92    5-27.5

Reconciliation of "Real Estate and Accumulated Depreciation":

                                        Years Ended December 31,
                                          2001           2000
                                             (in thousands)
Investment Properties
Balance at beginning of year             $ 4,208       $ 8,668
  Property improvements                       19           102
  Sale of investment property                 --        (4,562)
Balance at end of year                   $ 4,227       $ 4,208

Accumulated Depreciation
Balance at beginning of year             $ 1,242       $ 2,261
  Depreciation expense                       162           309
  Sale of investment property                 --        (1,328)
Balance at end of year                   $ 1,404       $ 1,242

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $4,227,000 and $4,208,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $1,404,000 and $1,241,000, respectively.

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

Note G - Distributions

During the year ended December 31, 2001, the Partnership paid cash distributions from operations of approximately $452,000 (approximately $447,000 to the limited partners or $21.63 per limited partnership unit). During the year ended December 31, 2000, the Partnership paid cash distributions of approximately $1,738,000 (approximately $1,721,000 to the limited partners or $83.30 per limited partnership unit) of which approximately $410,000 (approximately $406,000 to the limited partners or $19.66 per limited partnership unit) represented cash from operations and approximately $289,000 (approximately $286,000 to the limited partners or $13.84 per limited partnership unit) represented proceeds from the refinancing of Riverwalk Apartments in December 1999 and approximately $1,039,000 (approximately $1,029,000 to the limited partners or $49.80 per limited partnership unit) represented proceeds from the sale of Riverwalk Apartments.

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

The names of the directors and executive officers of UIRE, their ages and the nature of all positions with UIRE presently held are as follows:

Name                    Age    Position

Patrick J. Foye         44     Executive Vice President and Director

Martha L. Long          42     Senior Vice President and Controller

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

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The General Partner has reappointed KPMG LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $27,000 and non-audit services (principally tax-related) of approximately $11,000.

Item 10.    Executive Compensation

Neither the director nor any of the officers of the General Partner received remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

          Entity                         Number of Units   Percentage

          AIMCO Properties, LP
            (an affiliate of AIMCO)           2,692          13.03%

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for property management services based on a percentage of revenue and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to affiliates of the General Partner during each of the years ended December 31, 2001 and 2000:

                                                     2001         2000
                                                       (in thousands)

 Property management fees                            $ 44         $ 74
 Reimbursement for services of affiliates              28           33

During the years ended December 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's property as compensation for providing property management services. The
Registrant paid to such affiliates approximately $44,000 and $74,000 for management fees for the years ended December 31, 2001 and 2000, respectively.

Affiliates  of  the  General  Partner  received   reimbursement  of  accountable
administrative expenses amounting to approximately $28,000 and $33,000 for the years ended December 31, 2001 and 2000, respectively.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $9,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 2,692 limited partnership units in the Partnership representing 13.03% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K filed during the fourth quarter of 2001:

            None.
                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Partnership caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    UNITED INVESTORS GROWTH PROPERTIES II


                                    By:   United Investors Real Estate, Inc.,
                                          General Partner


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


                                    Date: March 29, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye            Executive Vice President      Date:March 29, 2002
Patrick J. Foye               and Director


/s/Martha L. Long             Senior Vice President         Date:March 29, 2002
Martha L. Long                and Controller

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

10.10Permanent  Loan  Commitment   with  respect  to  Stone  Ridge   Apartments;
     incorporated by reference to Exhibit 10.11 to Partnership's Quarterly Report on Form 10-Q previously filed on August 12, 1992.

10.11Mortgage, Security Agreement and Fixture Filing with respect to the Permanent Loan on Stone Ridge Apartments; incorporated by reference to
     Exhibit 10.12 to Partnership's Quarterly Report on Form 10-Q previously filed on November 12, 1992.

10.12Mortgage  Note  with  respect  to  the   Permanent   Loan  on  Stone  Ridge
     Apartments.

10.13Stock  Purchase  Agreement  dated  December 4, 1992 showing the purchase of
     100% of the outstanding stock of United Investors Real Estate, Inc. by MAE GP Corporation; incorporated by reference to Exhibit 10.14 to Partnership's Current Report on Form 8-K previously filed on December 31, 1992.

10.14Purchase and Sale Agreement, made as of the 19th of July, 1995, by and between Kauri Investments, Ltd., a Washington corporation, and Renaissance Village Associates, JV, a Kansas joint venture. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1995.)

10.15Amendment to Purchase and Sale Agreement, made as of the 10th day of August, 1995, by and between Kauri Investments, Ltd., a Washington corporation, and Renaissance Village Associates, JV, a Kansas joint venture. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1995.)

10.16Multifamily  Note  dated  November  3, 1997,  by and  between  Stone  Ridge
     Apartments, L.L.C., a South Carolina limited liability company and Lehman Brothers Holdings, Inc., a Delaware corporation. (Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.)

10.17Multifamily  Note  dated  December  17,  1999,  by  and  between  Riverwalk
     Associates, L.P., a Missouri limited partnership and GMAC Commercial Mortgage Corporation, a California corporation. (Incorporated by reference to the Annual Report on Form 10-KSB for the year ended December 31, 1999.)

10.18Purchase  and  Sale  Contract  related  to  Riverwalk   Apartments  between
     Registrant and JMA Properties Inc., a Texas corporation, dated May 17, 2000. (Incorporated by reference to the Current Report on Form 8-K dated August 31, 2000.)

10.19Amendment to Purchase and Sale Contract related to Riverwalk Apartments between Registrant and JMA Properties Inc., a Texas corporation, dated June 8, 2000. (Incorporated by reference to the Current Report on Form 8-K dated August 31, 2000.)

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