Form 10QSB
period 2002-03-31
UNITED INVESTORS GROWTH PROPERTIES II
filed 2002-05-14
CIK 862114

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

                For the quarterly period ended March 31, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

a)
                      UNITED INVESTORS GROWTH PROPERTIES II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                 March 31, 2002

Assets
   Cash and cash equivalents                                                 $   79
   Receivables and deposits                                                       3
   Restricted escrows                                                            18
   Other assets                                                                  55
   Investment property:
       Land                                                   $  425
       Buildings and related personal property                 3,814
                                                               4,239
       Less accumulated depreciation                          (1,445)         2,794
                                                                            $ 2,949
Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                          $   10
   Tenant security deposit liabilities                                           16
   Accrued property taxes                                                        43
   Other liabilities                                                             57
   Mortgage notes payable                                                     3,143

Partners' Capital (Deficit)
   General partner                                              $ 3
   Limited partners (20,661 units
      issued and outstanding)                                   (323)          (320)
                                                                            $ 2,949


         See Accompanying Notes to Consolidated Financial Statements

b)

                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                                                Three Months Ended
                                                                     March 31,
                                                                2002          2001
Revenues:
  Rental income                                                 $ 207        $ 179
  Other income                                                      9            18
       Total revenues                                             216           197

Expenses:
  Operating                                                        66            77
  General and administrative                                       18            21
  Depreciation                                                     41            41
  Interest                                                         59            60
  Property taxes                                                   15            15
       Total expenses                                             199           214

Net income (loss)                                               $ 17         $ (17)

Net income (loss) allocated to general partner (1%)             $ --          $ --
Net income (loss) allocated to limited partners (99%)              17           (17)

                                                                $ 17         $ (17)

Net income (loss) per limited partnership unit                 $ 0.82        $(0.82)

Distributions per limited partnership unit                      $ --         $14.28

         See Accompanying Notes to Consolidated Financial Statements


c)
                      UNITED INVESTORS GROWTH PROPERTIES II

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                       (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        20,661       $ --       $ 5,165      $ 5,165

Partners' capital (deficit) at
   December 31, 2001                  20,661       $ 3        $ (340)      $ (337)

Net income for the three
   months ended March 31, 2002            --          --           17           17

Partners' capital (deficit)
   at March 31, 2002                  20,661       $ 3        $ (323)      $ (320)

         See Accompanying Notes to Consolidated Financial Statements


d)

                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                       March 31,
                                                                    2002        2001
Cash flows from operating activities:
  Net income (loss)                                                 $ 17        $ (17)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation                                                      41          41
     Amortization of loan costs                                         3           3
     Change in accounts:
      Receivables and deposits                                          4           6
      Other assets                                                    (17)        (11)
      Accounts payable                                                (13)         (7)
      Tenant security deposit liabilities                              --          (4)
      Accrued property taxes                                           15          14
      Other liabilities                                                (4)        (33)
        Net cash provided by (used in) operating activities            46          (8)

Cash flows from investing activities:
  Property improvements and replacements                              (12)         (1)
  Net deposits to restricted escrows                                   (6)         (7)
        Net cash used in investing activities                         (18)         (8)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (11)         (9)
  Partners' distributions                                              --        (298)
        Net cash used in financing activities                         (11)       (307)

Net increase (decrease) in cash and cash equivalents                   17        (323)

Cash and cash equivalents at beginning of period                       62         382

Cash and cash equivalents at end of period                          $ 79        $ 59

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 56        $ 57

         See Accompanying Notes to Consolidated Financial Statements


e)
                      UNITED INVESTORS GROWTH PROPERTIES II

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

Affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $11,000 for management fees for both of the three month periods ended March 31, 2002 and 2001, which is included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $7,000 for both of the three month periods ended March 31, 2002 and 2001, which is included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $12,000 and $9,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the three month periods ended March 31, 2002 and 2001:

                                                  Average Occupancy
      Property                                     2002       2001

      Stone Ridge Apartments                        91%        81%
        Overland Park, Kansas

The General Partner attributes the increase in occupancy at Stone Ridge Apartments to increased corporate units and more aggressive lease renewal offers.

Results of Operations

The Registrant's net income for the three months ended March 31, 2002 was approximately $17,000 as compared to net loss of approximately $17,000 for the three months ended March 31, 2001. The increase in net income is primarily attributable to an increase in total revenues and a decrease in total expenses.

Total revenues increased due to an increase in rental income which was partially offset by a decrease in other income. Rental income increased as a result of an increase in occupancy and a decrease in bad debt expense at Stone Ridge Apartments. Other income decreased primarily due to a decrease in interest income due to lower average cash balances in interest-bearing accounts.

Total expenses decreased due to a decrease in operating expense. Operating expense decreased primarily due to a decrease in maintenance expenses at the Partnership's investment property. General and administrative expenses remained relatively constant over the comparable periods. Included in general and administrative expenses at both March 31, 2002 and 2001, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2002, the Registrant had cash and cash equivalents of approximately $79,000 as compared to approximately $59,000 at March 31, 2001. The increase in cash and cash equivalents of approximately $17,000 since December 31, 2001, is due to approximately $46,000 provided by operating activities which was partially offset by approximately $11,000 of cash used in financing activities and approximately $18,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Registrant's property. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

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

Stone Ridge Apartments spent approximately $12,000 on capital improvements for the three months ended March 31, 2002. These improvements consisted primarily of landscaping improvements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $39,000 for the year 2002 at this property consisting primarily of appliance replacements, air conditioning unit replacements and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness for Stone Ridge of approximately $3,143,000 matures on December 1, 2004 at which time a balloon payment of approximately $3,018,000 is due. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):

                  Three Months     Per Limited      Three Months     Per Limited
                     Ended         Partnership         Ended         Partnership
                 March 31, 2002        Unit        March 31, 2001        Unit

Operations            $ --             $ --            $ 298            $14.28

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 2,692 limited partnership units in the Partnership representing 13.03% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

                           PART II - OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2002:

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