Form 10QSB
period 2002-06-30
UNITED INVESTORS GROWTH PROPERTIES II
filed 2002-08-14
CIK 862114

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                      UNITED INVESTORS GROWTH PROPERTIES II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                 $ 141
   Receivables and deposits                                                       5
   Restricted escrows                                                            19
   Other assets                                                                  48
   Investment property:
       Land                                                   $ 425
       Buildings and related personal property                 3,812
                                                               4,237
       Less accumulated depreciation                          (1,486)         2,751
                                                                            $ 2,964
Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                           $ 3
   Tenant security deposit liabilities                                           15
   Accrued property taxes                                                        58
   Other liabilities                                                             80
   Mortgage notes payable                                                     3,133

Partners' Capital (Deficit)
   General partner                                              $ 3
   Limited partners (20,661 units
      issued and outstanding)                                   (328)          (325)
                                                                            $ 2,964



         See Accompanying Notes to Consolidated Financial Statements

                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)


                                                 Three Months Ended       Six Months Ended
                                                      June 30,                June 30,
                                                 2002         2001        2002       2001

Revenues:
  Rental income                                  $ 198       $ 206       $ 405       $ 385
  Other income                                       12          58          21          76
         Total revenues                             210         264         426         461

Expenses:
  Operating                                          85          96         151         173
  General and administrative                         15          21          33          42
  Depreciation                                       41          41          82          82
  Interest                                           59          59         118         119
  Property taxes                                     15          14          30          29
         Total expenses                             215         231         414         445

Net (loss) income                                $ (5)        $ 33        $ 12       $ 16

Net (loss) income allocated to general
  partner (1%)                                   $ --         $ --        $ --       $ --
Net (loss) income allocated to limited
  partners (99%)                                     (5)         33          12          16

                                                 $ (5)        $ 33        $ 12       $ 16

Net (loss) income per limited partnership
  unit                                          $ (0.24)     $ 1.60      $ 0.58     $ 0.77

Distributions per limited partnership unit       $ --         $ --        $ --      $ 14.28

         See Accompanying Notes to Consolidated Financial Statements


                      UNITED INVESTORS GROWTH PROPERTIES II

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                       (in thousands, except unit data)

                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        20,661       $ --       $ 5,165      $ 5,165

Partners' capital (deficit) at
   December 31, 2001                  20,661       $ 3        $ (340)      $ (337)

Net income for the six months
   ended June 30, 2002                    --          --           12           12

Partners' capital (deficit)
   at June 30, 2002                   20,661       $ 3        $ (328)      $ (325)

         See Accompanying Notes to Consolidated Financial Statements


                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                      $ 12        $ 16
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                    82           82
     Amortization of loan costs                                       6            6
     Change in accounts:
      Receivables and deposits                                        2           14
      Other assets                                                  (13)          (6)
      Accounts payable                                              (20)          12
      Tenant security deposit liabilities                            (1)          (8)
      Accrued property taxes                                         30            1
      Other liabilities                                              19          (25)
        Net cash provided by operating activities                   117           92

Cash flows from investing activities:
  Property improvements and replacements                            (10)         (10)
  Net deposits to restricted escrows                                 (7)          (6)
        Net cash used in investing activities                       (17)         (16)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (21)         (19)
  Partners' distributions                                            --         (298)
        Net cash used in financing activities                       (21)        (317)

Net increase (decrease) in cash and cash equivalents                 79         (241)

Cash and cash equivalents at beginning of period                     62          382

Cash and cash equivalents at end of period                       $ 141        $ 141

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 112        $ 114

         See Accompanying Notes to Consolidated Financial Statements


                      UNITED INVESTORS GROWTH PROPERTIES II

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

Affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $22,000 and $21,000 for management fees for the six month periods ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $14,000 for both of the six month periods ended June 30, 2002 and 2001, which is included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $12,000 and $9,000, respectively, for insurance coverage and fees associated with policy claims administration.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the six month periods ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Stone Ridge Apartments                        90%        87%
         Overland Park, Kansas

The General Partner attributes the increase in occupancy to more aggressive marketing and the improvement of local market conditions.

Results of Operations

The Registrant's net income for the six months ended June 30, 2002 was approximately $12,000 as compared to net income of approximately $16,000 for the six months ended June 30, 2001. The Registrant's net loss for the three months ended June 30, 2002 was approximately $5,000 as compared to net income of approximately $33,000 for the three months ended June 30, 2001. The decrease in net income for the three and six month periods ended June 30, 2002 is due to a decrease in total revenues partially offset by a decrease in total expenses. Total revenues decreased for the six months ended June 30, 2002 due to a decrease in other income partially offset by an increase in rental income. Total revenues decreased for the three months ended June 30, 2002 due to decreases in rental and other income. Other income decreased for the three and six month periods ended June 30, 2002 primarily due to the settlement of a lawsuit during 2001 at Stone Ridge Apartments regarding defective siding at the property. Rental income increased for the six months ended June 30, 2002 due to an increase in occupancy at Stone Ridge Apartments, which was partially offset by a decrease in the average rental rate. Rental income decreased for the three months ended June 30, 2002 due to a decrease in occupancy and in the average rental rate at Stone Ridge Apartments.

Total expenses decreased for the three and six month periods ended June 30, 2002 primarily due to decreases in operating expenses and general and administrative expenses. Operating expenses decreased due to decreased advertising and contract yards and grounds expenses. General and administrative expenses decreased for the three and six month periods ended June 30, 2002 due to decreases in professional fees associated with the administration of the Partnership. Included in general and administrative expenses at both June 30, 2002 and 2001, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Also included are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2002, the Registrant had cash and cash equivalents of approximately $141,000 as compared to approximately $141,000 at June 30, 2001. The increase in cash and cash equivalents of approximately $79,000 since December 31, 2001, is due to approximately $117,000 of cash provided by operating activities partially offset by approximately $17,000 of cash used in investing activities and approximately $21,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Registrant's property. The Partnership invests its working capital reserves in interest bearing accounts.

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

Stone Ridge Apartments spent approximately $10,000 on capital improvements for the six months ended June 30, 2002. These improvements consisted primarily of carpet replacements and major landscaping. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $35,000 for the year 2002 at this property consisting primarily of appliance replacements, air conditioning unit replacements, and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness for Stone Ridge of approximately $3,133,000 matures on December 1, 2004 at which time a balloon payment of approximately $3,018,000 is due. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 2,704 limited partnership units in the Partnership representing 13.09% of the outstanding units at June 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owed fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnerships and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the
Partnership's investment property. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

                  Current Report on Form 8-K/A dated June 27, 2002 and filed on July 16, 2002, disclosing the dismissal of KPMG LLP as the Registrant's certifying auditor and the appointment of Ernst and Young LLP, as the certifying auditor for the year ending December 31, 2002.

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



                                    UNITED INVESTORS GROWTH PROPERTIES II


                                    By:   United Investors Real Estate, Inc.
                                          Its General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of United Investors Growth Properties II (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.