Form 10QSB
period 2002-09-30
UNITED INVESTORS GROWTH PROPERTIES II
filed 2002-11-14
CIK 862114

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                      UNITED INVESTORS GROWTH PROPERTIES II

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                 $  111
   Receivables and deposits                                                       7
   Restricted escrows                                                            25
   Other assets                                                                  40
   Investment property:
       Land                                                   $ 425
       Buildings and related personal property                 3,831
                                                               4,256
       Less accumulated depreciation                          (1,526)         2,730
                                                                            $ 2,913
Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                          $ 18
   Tenant security deposit liabilities                                           17
   Accrued property taxes                                                        43
   Other liabilities                                                             54
   Mortgage notes payable                                                     3,122

Partners' Capital (Deficit)
   General partner                                              $ 3
   Limited partners (20,661 units
      issued and outstanding)                                   (344)          (341)
                                                                            $ 2,913


                See Accompanying Notes to Consolidated Financial Statements


                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                 Three Months Ended      Nine Months Ended
                                                   September 30,           September 30,
                                                 2002         2001        2002       2001

Revenues:
  Rental income                                  $ 203       $ 215       $ 608       $ 600
  Other income                                       12           7          33          83
         Total revenues                             215         222         641         683

Expenses:
  Operating                                         103          83         254         256
  General and administrative                         14          19          47          61
  Depreciation                                       40          40         122         122
  Interest                                           59          60         177         179
  Property taxes                                     15          14          45          43
         Total expenses                             231         216         645         661

Net (loss) income                                $ (16)       $ 6         $ (4)      $ 22

Net (loss) income allocated to general
  partner (1%)                                   $ --         $ --        $ --       $ --
Net (loss) income allocated to limited
  partners (99%)                                    (16)          6          (4)         22

                                                 $ (16)       $ 6         $ (4)      $ 22

Net (loss) income per limited partnership
  unit                                          $ (0.77)     $ 0.29     $ (0.19)    $ 1.06

Distributions per limited partnership unit       $ --        $ 5.27       $ --      $ 19.55


                See Accompanying Notes to Consolidated Financial Statements


                      UNITED INVESTORS GROWTH PROPERTIES II

              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        20,661       $ --       $ 5,165      $ 5,165

Partners' capital (deficit) at
   December 31, 2001                  20,661       $ 3        $ (340)      $ (337)

Net loss for the nine months
   ended September 30, 2002               --          --           (4)          (4)

Partners' capital (deficit)
   at September 30, 2002              20,661       $ 3        $ (344)      $ (341)

                See Accompanying Notes to Consolidated Financial Statements


                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2002        2001
Cash flows from operating activities:
  Net (loss) income                                               $ (4)       $ 22
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                   122          122
     Amortization of loan costs                                       9            9
     Change in accounts:
      Receivables and deposits                                       --           29
      Other assets                                                   (8)          (1)
      Accounts payable                                               (5)           1
      Tenant security deposit liabilities                             1           (8)
      Accrued property taxes                                         15           15
      Other liabilities                                              (7)         (17)
        Net cash provided by operating activities                   123          172

Cash flows from investing activities:
  Property improvements and replacements                            (29)         (14)
  Net deposits to restricted escrows                                (13)         (11)
        Net cash used in investing activities                       (42)         (25)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (32)         (30)
  Partners' distributions                                            --         (408)
        Net cash used in financing activities                       (32)        (438)

Net increase (decrease) in cash and cash equivalents                 49         (291)

Cash and cash equivalents at beginning of period                     62          382

Cash and cash equivalents at end of period                       $ 111        $ 91

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 168        $ 170

                See Accompanying Notes to Consolidated Financial Statements


                      UNITED INVESTORS GROWTH PROPERTIES II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of United Investors Growth Properties II (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of United Investors Real Estate, Inc. (the "General Partner"), a Delaware corporation, which is wholly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

Affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $32,000 for management fees for both of the nine month periods ended September 30, 2002 and 2001, which is included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $21,000 for both of the nine month periods ended September 30, 2002 and 2001, which is included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $12,000 and $9,000, respectively, for insurance coverage and fees associated with policy claims administration.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for each of the nine month periods ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Stone Ridge Apartments                        91%        88%
         Overland Park, Kansas

The General Partner attributes the increase in occupancy to more aggressive marketing and more competitive pricing strategies.

Results of Operations

The Registrant's net loss for the nine months ended September 30, 2002 was approximately $4,000 as compared to net income of approximately $22,000 for the nine months ended September 30, 2001. The Registrant's net loss for the three months ended September 30, 2002 was approximately $16,000 as compared to net income of approximately $6,000 for the three months ended September 30, 2001. The decrease in net income for the nine month period ended September 30, 2002 was caused by a decrease in total revenues partially offset by a decrease in total expenses. The decrease in net income for the three month period ending September 30, 2002 is due to a decrease in overall revenues and an increase in total expenses.

Total revenues decreased for the nine months ended September 30, 2002 due to a decrease in other income partially offset by an increase in rental income. Other income decreased for the nine month period ended September 30, 2002 primarily due to the settlement of a lawsuit during 2001 at Stone Ridge Apartments regarding defective siding at the property. Rental income increased for the nine months ended September 30, 2002 due to an increase in occupancy at Stone Ridge Apartments, which was partially offset by a decrease in the average rental rates. Total revenues decreased for the three months ended September 30, 2002 due to decreases in rental income partially offset by an increase in other income. Rental income decreased for the three months ended September 30, 2002 due to a decrease in occupancy and in the average rental rates at Stone Ridge Apartments. Other income increased for the three months ended September 30, 2002 due to increases in utility reimbursements and late charges partially offset by a decrease in interest income due to lower interest rates on cash balances maintained in interest bearing accounts.

Total expenses decreased for the nine months ended September 30, 2002 due to a decrease in general and administrative expenses. Total expenses increased for the three months ended September 30, 2002 due primarily to an increase in operating expenses partially offset by a decrease in general and administrative expenses. The decrease in general and administrative expenses for the three and nine month periods ended September 30, 2002 was primarily due to a decrease in professional expenses associated with the management of the Partnership. Included in general and administrative expenses at both September 30, 2002 and 2001, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Also included are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Operating expenses increased for the three months ended September 30, 2002 due to an increase in property expenses due to increases in utility, payroll and related benefit expenses at Stone Ridge Apartments.

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

Liquidity and Capital Resources

At September 30, 2002, the Registrant had cash and cash equivalents of approximately $111,000 as compared to approximately $91,000 at September 30, 2001. The increase in cash and cash equivalents of approximately $49,000 since December 31, 2001, is due to approximately $123,000 of cash provided by operating activities partially offset by approximately $42,000 of cash used in investing activities and approximately $32,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Registrant's property. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are detailed below.

Stone Ridge Apartments spent approximately $29,000 on capital improvements for the nine months ended September 30, 2002. These improvements consisted primarily of lighting and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $41,000 for the year 2002 at this property consisting primarily of appliance, air conditioning unit, and floor covering replacements and major landscaping. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness for Stone Ridge of approximately $3,122,000 matures on December 1, 2004 at which time a balloon payment of approximately $3,018,000 is due. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                   Nine Months       Per Limited       Nine Months       Per Limited
                      Ended          Partnership          Ended          Partnership
                September 30, 2002      Unit       September 30, 2001        Unit

Operations             $ --             $ --              $ 408             $19.55

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 2,708 limited partnership units (the "Units") in the Partnership representing 13.11% of the outstanding Units at September 30, 2002. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  Exhibit 3.1, Agreement of Limited Partnership of Partnership dated February 22, 1991 (Exhibit 4.2 to Partnership's Report on Form 10-K filed on March 7, 1991, is incorporated herein by reference).

                  Exhibit 3.2, Amended and Restated Agreement of Limited Partnership of Partnership dated June 1, 1992 (Exhibit 4.2.1 to Partnership's Form 8-K, amending Partnership's Form 10-Q filed on May 15, 1992, is incorporated herein by reference).

                  Exhibit 3.3, Certificate of Limited Partnership and Amendment (Exhibit 3 to Amendment No. 1 to Partnership's Registration Statement filed on June 8, 1990, is incorporated herein by reference).

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended  September 30,
               2002:

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



                                    UNITED INVESTORS GROWTH PROPERTIES II


                                    By:   United Investors Real Estate, Inc.
                                          Its General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 14, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of United Investors Growth Properties II;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive  Vice  President  of  United
                                    Investors Real Estate, Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of United Investors Growth Properties II;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of United Investors Real Estate,
                                    Inc., equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of United Investors Growth Properties II (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                               /s/ Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: November 13, 2002


                              /s/ Paul J. McAuliffe
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.