Form 10KSB
period 2002-12-31
UNITED INVESTORS GROWTH PROPERTIES II
filed 2003-03-31
CIK 862114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 [X] Annual Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
        1934

                   For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year:  $857,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Registrant is engaged in the business of operating and holding existing real estate properties for investment. The Registrant owns a 100% interest in a limited liability corporation which owns an apartment complex (See "Item 2. Description of Property").

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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


                             Gross
                            Carrying   Accumulated   Depreciable              Federal
Property                     Value     Depreciation      Life      Method    Tax Basis
                                (in thousands)                             (in thousands)

Stone Ridge Apartments       $4,262       $1,567        5-27.5      S/L        $2,696

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Registrant's property.


                              Principal                                       Principal
                             Balance At      Stated                            Balance
                            December 31,    Interest   Period    Maturity       Due At
Property                        2002          Rate    Amortized    Date      Maturity (1)
                           (in thousands)                                   (in thousands)

Stone Ridge Apartments         $3,111        7.13%     30 yrs    12/01/04       $3,018

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay this loan and other specific details about the loan.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2002 and 2001 for the property:

                                   Average Annual            Average Annual
                                    Rental Rate                Occupancy
                                     (per unit)
Property                         2002         2001         2002         2001

Stone Ridge Apartments          $8,620       $8,959         92%          90%

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and effective rate in 2002 for the property were:

                                     2002            2002
                                     Taxes           Rate
                                (in thousands)

Stone Ridge Apartments                $55            1.09%

Capital Improvements

Stone Ridge Apartments

Stone Ridge Apartments spent approximately $35,000 on capital improvements for the year ended December 31, 2002. These improvements consisted primarily of lighting and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $70,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In December 2002, a limited partner of the Partnership commenced an action in the Circuit Court for Clay County, Missouri entitled Bond Purchase LLC v. United Investors Growth Properties II, et. al. The complaint claims that the Partnership and the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. The Managing General Partner believes the claims to be without merit and intends to vigorously defend the claims.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly held limited partnership, offered and sold 20,661 limited partnership units aggregating approximately $5,165,000. The Partnership currently has 467 holders of record owning an aggregate of 20,661 units. An affiliate of the General Partner owned 2,748 limited partnership units representing 13.30% of the outstanding units as of December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2002:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                     (in thousands)

       01/01/01 - 12/31/01              $   452 (1)           $21.63
       01/01/02 - 12/31/02                   --                   --

(1) Consists of cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or the sale of the property. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 2,748 limited partnership units in the Partnership representing 13.30% of the outstanding Units at December 31, 2002. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net loss for the year ended December 31, 2002 was approximately $3,000 as compared to net income of approximately $18,000 for the year ended December 31, 2001. The decrease in net income for the year ended December 31, 2002 is primarily attributable to a decrease in total revenues partially offset by a decrease in total expenses.

Total revenues decreased due to a decrease in other income partially offset by a slight increase in rental income. Other income decreased primarily due to the settlement of a lawsuit at Stone Ridge Apartments regarding defective siding at the property during 2001. Rental income increased slightly due to increased occupancy at the property.

Total expenses decreased primarily due to a decrease in operating expenses. Operating expenses decreased due to decreases in advertising expense and maintenance expense which were partially offset by an increase in property expense. Advertising expense decreased due to decreases in resident relations and periodicals expenses. Maintenance expense decreased primarily due to decreases in contract yard and grounds services. Also contributing to the decrease in maintenance expenses is an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs, at the property (See "Item 7. Financial Statements, Note A - Organization and Significant Accounting Policies"). Property expenses increased due to increases in utility, and payroll and related benefit expenses. Depreciation, interest and property tax expenses remained relatively constant for the comparable periods.

General and administrative expense remained relatively constant. Included in general and administrative expenses at both December 31 2002 and 2001, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Also included are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2002, the Registrant had cash and cash equivalents of approximately $123,000 as compared to approximately $62,000 at December 31, 2001. The increase in cash and cash equivalents of approximately $61,000 since December 31, 2001, is due to approximately $157,000 of cash provided by operating activities which was partially offset by approximately $43,000 of cash used in financing activities and approximately $53,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Registrant's property. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be approximately $70,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness for Stone Ridge of approximately $3,111,000 matures on December 1, 2004 at which time a balloon payment of approximately $3,018,000 is due. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

The Partnership distributed the following amounts during the year ended December 31, 2002 and 2001 (in thousands, except per unit data):


                                     Per Limited                         Per Limited
                    Year Ended       Partnership       Year Ended        Partnership
                December 31, 2002       Unit        December 31, 2001        Unit

Operations             $ --             $ --              $ 452             $21.63

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing and/or the sale of the property. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 2,748 limited partnership units in the Partnership representing 13.30% of the outstanding Units at December 31, 2002. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements


UNITED INVESTORS GROWTH PROPERTIES II

LIST OF FINANCIAL STATEMENTS

         Report of Ernst & Young, LLP, Independent auditors - As of and for the year ended December 31, 2002

         Independent  Auditors' Report - For the year ended December 31, 2001

         Consolidated Balance Sheet - December 31, 2002

         Consolidated Statements of Operations - Years ended December 31, 2002 and 2001

         Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 2002 and 2001

         Consolidated  Statements of Cash Flows - Years ended  December 31, 2002 and 2001

         Notes to Consolidated Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors



The Partners
United Investors Growth Properties II:


We have audited the accompanying consolidated balance sheet of United Investors Growth Properties II as of December 31, 2002, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Investors Growth Properties II at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                                                            /s/Ernst & Young LLP



Greenville, South Carolina
February 14, 2003

                    INDEPENDENT AUDITORS' REPORT



The Partners
United Investors Growth Properties II:

We have audited the accompanying consolidated statements of operations, changes in partners' capital (deficit) and cash flows of United Investors Growth
Properties II (the Partnership) for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of United Investors Growth Properties II for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                           / s / KPMG LLP


Greenville, South Carolina
March 6, 2002

                      UNITED INVESTORS GROWTH PROPERTIES II

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2002
                      (in thousands, except per unit data)



Assets
    Cash and cash equivalents                                                $ 123
    Receivables and deposits                                                    10
    Restricted escrows                                                          30
    Other assets                                                                31
    Investment property (Notes B and E):
      Land                                                 $ 425
      Buildings and related personal property               3,837
                                                            4,262
      Less accumulated depreciation                        (1,567)           2,695
                                                                           $ 2,889
Liabilities and Partners' Capital (Deficit)
Liabilities
    Accounts payable                                                         $ 6
    Tenant security deposit liabilities                                         16
    Accrued property taxes                                                      30
    Other liabilities                                                           66
    Mortgage note payable (Note B)                                           3,111

Partners' Capital (Deficit)
    General partner                                         $ 3
    Limited partners (20,661 units issued
      and outstanding)                                       (343)            (340)
                                                                           $ 2,889

                See Accompanying Notes to Consolidated Financial Statements

                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                               Years Ended December 31,
                                                                  2002         2001
Revenues:
  Rental income                                                   $ 812        $ 810
  Other income                                                        45           98
         Total revenues                                              857          908

  Expenses:
  Operating                                                          327          354
  General and administrative                                          75           77
  Depreciation                                                       163          162
  Interest                                                           236          239
  Property taxes                                                      59           58
         Total expenses                                              860          890

Net (loss) income (Note D)                                        $   (3)      $    18

Net (loss) income allocated to general partner                    $   --       $    --
Net (loss) income allocated to limited partners                       (3)           18

                                                                  $   (3)      $    18

Net (loss) income per limited partnership unit                   $ (0.15)      $  0.87

Distributions per limited partnership unit                       $    --       $ 21.63

                See Accompanying Notes to Consolidated Financial Statements

                      UNITED INVESTORS GROWTH PROPERTIES II

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions       20,661         $ --       $ 5,165      $ 5,165

Partners' capital at
   December 31, 2000                 20,661         $ 8          $ 89         $ 97

Partners' distributions                  --            (5)        (447)        (452)

Net income for the year ended
   December 31, 2001                     --            --           18           18

Partners' capital (deficit) at
   December 31, 2001                 20,661             3         (340)        (337)

Net loss for the year ended
   December 31, 2002                     --            --           (3)          (3)

Partners' capital (deficit) at
   December 31, 2002                 20,661         $ 3         $ (343)      $ (340)

                See Accompanying Notes to Consolidated Financial Statements

                      UNITED INVESTORS GROWTH PROPERTIES II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Years Ended December 31,
                                                                2002          2001
Cash flows from operating activities:
   Net (loss) income                                            $ (3)         $ 18
   Adjustments to reconcile net (loss) income to net
      cash provided by operating activities:
      Depreciation                                                 163          162
      Amortization of loan costs                                    12           12
      Change in accounts:
        Receivables and deposits                                    (3)          29
        Other assets                                                (2)           3
        Accounts payable                                           (17)          14
        Tenant security deposit liabilities                         --           (8)
        Accrued property taxes                                       2           --
        Other liabilities                                            5          (29)
          Net cash provided by operating activities                157          201

Cash flows from investing activities:
    Property improvements and replacements                         (35)         (19)
    Net deposits to restricted escrows                             (18)         (10)
          Net cash used in investing activities                    (53)         (29)

Cash flows from financing activities:
   Payments on mortgage notes payable                              (43)         (40)
   Partners' distributions                                          --         (452)
          Net cash used in financing activities                    (43)        (492)

Net increase (decrease) in cash and cash equivalents                61         (320)

Cash and cash equivalents at beginning of year                      62          382

Cash and cash equivalents at end of year                        $ 123         $ 62

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $ 205        $ 245


                See Accompanying Notes to Consolidated Financial Statements

                      UNITED INVESTORS GROWTH PROPERTIES II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


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

Principles of consolidation: The consolidated financial statements include all the accounts of the Partnership and its 100% owned limited liability company, Stone Ridge Apartments, L.L.C. As a result, the Partnership consolidates its interest whereby all accounts are included in the consolidated financial statements of the Partnership with all inter-entity accounts being eliminated.

Cash and cash equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $116,000 at December 31, 2002 that is maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant security deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the apartment and is current on its rental payments.

Investment property: The investment property consists of one apartment complex which is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were necessary for the years ended December 31, 2002 or 2001. See "Recent Accounting Pronouncements" below.

During 2001, AIMCO, an affiliate of the General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $9,000 in 2002 compared to 2001.

Depreciation: Depreciation is provided by the straight-line method over the estimated life of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. The modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal additions over 5 years.

Restricted Escrow: A replacement reserve account was established at Stone Ridge Apartments when it was refinanced. The property makes monthly deposits to maintain a Replacement Reserve designated for repairs and replacements at the property. At December 31, 2002, this reserve totaled approximately $30,000.

Loan Costs: Loan costs of approximately $88,000, less accumulated amortization of approximately $65,000, are included in Other Assets and are being amortized by the straight-line method over the life of the loan. Amortization expense for 2002 was approximately $12,000 and in included in interest expense. Amortization expense is expected to be approximately $13,000 and $10,000 for 2003 and 2004, respectively.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $21,000 and $29,000 for the years ended December 31, 2002 and 2001, respectively, were charged to operating expense as incurred.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

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

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. Its adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Effective April 1, 2002, the Partnership adopted SFAS 145. The adoption of which did not have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Note Payable


                             Principal     Monthly                           Principal
                            Balance At     Payment     Stated                 Balance
                           December 31,   Including   Interest  Maturity       Due At
Property                       2002        Interest     Rate      Date        Maturity
                                (in thousands)                             (in thousands)

Stone Ridge Apartments        $3,111         $ 22      7.13%    12/01/04       $3,018

The mortgage note payable is nonrecourse and is secured by pledge of the Partnership's property and by pledge of revenue from operations of the rental property. The mortgage note payable includes prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments on the mortgage note payable subsequent to December 31, 2002, are as follows (in thousands):

           2003             $ 47
           2004             3,064
                          $ 3,111

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

During the years ended December 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's property as compensation for providing property management services. The
Registrant paid to such affiliates approximately $41,000 and $44,000 for management fees for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $28,000 for both of the years ended December 31, 2002 and 2001, which is included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $17,000 and $9,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 2,748 limited partnership units in the Partnership representing 13.30% of the outstanding Units at December 31, 2002. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net (loss) income and Federal taxable loss (in thousands, except for per unit data):

                                                  2002        2001
Net (loss) income as reported                  $   (3)       $ 18
Add (deduct):
  Deferred revenue and other liabilities           (5)         (27)
  Depreciation differences                         (1)          (1)
  Other                                           (47)          --
Federal taxable (loss) income                  $  (56)       $ (10)
Federal taxable (loss) income per limited
  partnership unit                             $(2.70)      $(0.48)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities at December 31, 2002 (in thousands):


Net liabilities as reported                               $ (340)
Differences in basis of assets and liabilities:
  Accumulated depreciation                                     1
  Deferred Revenue and other                                   3
  Syndication costs                                          681
  Other                                                      (47)
  Net assets - tax basis                                   $ 298

Note E - Real Estate and Accumulated Depreciation

                                                    Initial Cost
                                                   To Partnership
                                                   (in thousands)


                                                            Buildings      Net Costs
                                                           and Related    Capitalized
                                                             Personal    Subsequent to
Description                    Encumbrances       Land       Property     Acquisition
                              (in thousands)                             (in thousands)

Stone Ridge Apartments            $3,111          $ 425       $3,265         $ 572

                 Gross Amount At Which
                        Carried
                  At December 31, 2002
                     (in thousands)


                        Buildings
                           And
                         Personal             Accumulated     Date of      Date    Depreciable
Description      Land    Property   Total    Depreciation   Construction Acquired  Life-Years
                                            (in thousands)
Stone Ridge     $ 425     $3,837   $4,262      $1,567         1987      07/01/92     5-30

Reconciliation of "real estate and accumulated depreciation":

                                        Years Ended December 31,
                                          2002           2001
                                             (in thousands)
Investment Properties
Balance at beginning of year             $ 4,227       $ 4,208
  Property improvements                       35            19
Balance at end of year                   $ 4,262       $ 4,227

Accumulated Depreciation
Balance at beginning of year             $ 1,404       $ 1,242
  Depreciation expense                       163           162
Balance at end of year                   $ 1,567       $ 1,404

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $4,262,000 and $4,227,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $1,566,000 and $1,404,000, respectively.

Note F - Legal Proceedings

In December 2002, a limited partner of the Partnership commenced an action in the Circuit Court for Clay County, Missouri entitled Bond Purchase LLC v. United Investors Growth Properties II, et. al. The complaint claims that the Partnership and the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. The Managing General Partner believes the claims to be without merit and intends to vigorously defend the claims.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Effective June 27, 2002, the Registrant dismissed its prior Independent Auditors, KPMG LLP and retained as its new Independent Auditors, Ernst & Young LLP. KPMG's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the General Partner's director. During the calendar year ended 2001 and through June 27, 2002, there were no disagreements between the Registrant and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of KPMG, LLP would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Effective June 27, 2002, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through June 27, 2002, the Registrant did not consult Ernst & Young LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-B.

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

The names of the director and executive officers of UIRE, their ages and the nature of all positions with UIRE presently held are as follows:

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director
Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer
Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 1, 2002. Mr. McAuliffe has served as
Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $31,000 and non-audit services (principally tax-related) of approximately $10,000.

Item 10.    Executive Compensation

Neither the director nor any of the officers of the General Partner received remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2002.

          Entity                         Number of Units   Percentage

          AIMCO Properties, LP
            (an affiliate of AIMCO)           2,748          13.30%

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

During the years ended December 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's property as compensation for providing property management services. The
Registrant paid to such affiliates approximately $41,000 and $44,000 for management fees for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $28,000 for both of the years ended December 31, 2002 and 2001 which is included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $17,000 and $9,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 2,748 limited partnership units (the "Units") in the Partnership representing 13.30% of the outstanding Units at December 31, 2002. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed during the fourth quarter of 2002:

            None.

Item  14.   Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                                    Date: March 28, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye            Executive Vice President      Date: March 28, 2003
Patrick J. Foye               and Director


/s/Thomas C. Novosel          Senior Vice President         Date: March 28, 2003
Thomas C. Novosel             and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of United Investors Growth Properties II;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

                                  /s/Patrick J. Foye
                                  Patrick J. Foye
                                  Executive  Vice  President  of  United
                                  Investors Real Estate, Inc.,  equivalent of
                                  the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of United Investors Growth Properties II;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

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

16 Current Report on Form 8-K/A dated June 27, 2002 and filed on July 16, 2002, disclosing the dismissal of KPMG LLP as the Registrant's certifying auditor and the appointment of Ernst and Young LLP, as the certifying auditor for the year ending December 31, 2002.

99         Certification of Chief Executive Officer and Chief Financial Officer.

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of United Investors Growth Properties II (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 28, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 28, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.